Form 10-Q
period 2022-10-31
Rapid Line Inc.
filed 2022-12-13
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-263739

RAPID LINE INC.
(Exact name of registrant as specified in its charter)

Wyoming	8200	98-1646802
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

At October 31, 2022, the number of shares of the Registrant’s common stock outstanding was 3,292,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	As of October 31, 2022 (Unaudited)	From January 10, 2022 (Inception) to January 31, 2022 (Audited)

ASSETS
Current Assets
Bank Account	$13,757	$51
Prepaid Expenses	1,687	–
Total Current Assets	15,444	51
Non-Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(6,499)	(352)
Total Non-Current Intangible Assets	34,501	40,648
Total Assets	$49,945	$40,699

LIABILITIES
Current Liabilities
Interest Payable	$3,255	$180
Total Current Liabilities	3,255	180
Long term Liabilities
Director Loan	13,244	–
Promissory Note	41,000	41,000
Total Long term Liabilities	54,244	41,000
Total Liabilities	57,499	41,180

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,292,750 and 2,500,000 shares issued and outstanding respectively;	329	250
Additional paid-in-capital	15,776	–
Accumulated deficit	(23,659)	(732)
Total Stockholders’ Equity	(7,554)	(481)

Total Liabilities and Stockholders’ Equity	$49,945	$40,699

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	5,575	22,928

TOTAL OPERATING EXPENSES	5,575	22,928

NET INCOME (LOSS) FROM OPERATIONS	(5,575)	(22,928)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(5,575)	$(22,928)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,970,979	2,662,215

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(732)	(732)

Balance, January 31, 2022	2,500,000	$250	$–	$(732)	$(481)

Net loss for the period ending April 30, 2022	–	$–	$–	$(10,947)	$(10,947)

Balance, April 30, 2022	2,500,000	$250	$–	$(11,678)	$(11,428)

Shares issued for cash at $0.02 per share in July, 2022	167,500	$167	$3,333	$–	$3,350

Net loss for the period ending July 31, 2022	–	–	–	(6,407)	(6,407)

Balance, July 31, 2022	2,667,500	$267	$3,333	$(18,085)	$(14,485)

Shares issued for cash at $0.02 per share in October, 2022	625,250	$625	$15,776	$–	$12,505

Net loss for the period ending October 31, 2022	–	–	–	(5,575)	(5,575)

Balance, October 31, 2022	3,292,750	$329	$15,776	$(23,659)	$(7,554)

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

Nine Months Ended October 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,928)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	6,147
Increase/Decrease related to
Prepaid Expenses	(1,687)
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	13,244
Interest payable	3,075
Capital Stock	79
APIC	15,776
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32,174

Net increase in cash and equivalents	13,706
Cash and equivalents at beginning of the period	51
Cash and equivalents at end of the period	$13,757

Supplemental cash flow information:
Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON JANUARY 10, 2022 TO OCTOBER 31, 2022

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception of $23,659 at October 31, 2022. The Company had net loss of $5,575 for the three months ended October 31, 2022. The Company has Promissory Notes on a balance sheet of $41,000 at October 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Mobile Application and Website – $41,000

Term of amortization – 60 months (5 years)

Since Inception to October 31, 2022 the company’s accumulated amortization was $6,499.

Interest Payable Note

The Company holds Promissory note payable of $41,000, as per contract the company has to pay interest of 10% annually. As of October 31, 2022 the Company’s Interest payable is $3,255.

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

As of October 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of October 31, 2022, the Company owed $13,244 to the Company’s sole director, Wiktor Moroz for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,500,000 at par value $250 towards incurred company’s expenses as of January 10, 2022.

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

In October, the Company issued 625,250 common shares to few individuals at $0.02 per share in consideration of $12,505.

There were 3,292,750 shares of common stock issued and outstanding as of October 31, 2022.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

October 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(1,171)
Change in valuation allowance	1,171
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2022

Net operating loss	$4,968
Valuation allowance	(4,968)
Deferred tax assets, net	$–

The Company has accumulated approximately $23,659 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

After October 31, 2022 the Company issued 275,000 common shares to 8 shareholders.

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

Three Months Ended October 31, 2022:

During the three and nine months ended October 31, 2022, we have not generated any revenues.

Our net loss for the three months ended October 31, 2022 was $5,575. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Our net loss for the nine months ended October 31, 2022 was $22,928. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of October 31, 2022, our total assets were $49,945 consisting of Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Interest Payable	$3,255
Total Current Liabilities	3,255
Long term Liabilities
Director Loan	13,244
Promissory Note	41,000
Total Long term Liabilities	54,244
Total Liabilities	$57,499

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended October 31, 2022, net cash flows used in operating activities was $18,468 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,928)
Accumulated amortization	6,147
Prepaid Expenses	(1,687)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(18,468)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of October 31, 2022.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended October 31, 2022, we generated $ 32,174 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$13,244
Interest payable	3,075
Capital Stock	79
APIC	15,776
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$32,174

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 10, 2022 ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

December 13, 2022	Rapid Line Inc.

	By:	/s/ Wiktor Moroz
Wiktor Moroz, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

