Form 10-Q
period 2023-04-30
Rapid Line Inc.
filed 2023-06-05
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
Telephone: +48-222-196622

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At April 30, 2023, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	April 30, 2023 (Unaudited)	January 31, 2023 (Audited)
ASSETS
Current Assets
Bank Account	$18,869	$23,069
Prepaid Expenses	1,096	1,687
Total Current Assets	19,965	24,756
Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(10,597)	(8,548)
Total Non-Current Intangible Assets	30,403	32,452
Total Assets	$50,368	$57,208

LIABILITIES
Current Liabilities
Interest Payable	5,305	4,280
Total Current Liabilities	5,305	4,280
Long term Liabilities
Director Loan	13,244	13,244
Promissory Note	41,000	41,000
Total Long term Liabilities	54,244	54,244
Total Liabilities	59,549	58,524

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 and 3,567,750 shares issued and outstanding respectively;	364	357
Additional paid-in-capital	22,542	21,248
Accumulated deficit	(32,087)	(22,921)
Total Stockholders’ Equity	(9,182)	(1,316)

Total Liabilities and Stockholders’ Equity	$50,368	$57,208

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	9,165	10,947

TOTAL OPERATING EXPENSES	9,165	10,947

NET INCOME (LOSS) FROM OPERATIONS	(9,165)	(10,947)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(9,165)	$(10,947)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,566,427	2,500,000

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(732)	(732)

Balance, January 31, 2022	2,500,000	$250	$–	$(732)	$(481)

Net loss for the period ending April 30, 2022	–	$–	$–	$(10,947)	$(10,947)

Balance, April 30, 2022	2,500,000	$250	$–	$(11,678)	$(11,428)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Net loss for the period ending July 31, 2022	–	$–	$–	$(6,407)	$(6,407)

Balance, July 31, 2022	2,667,500	$267	$3,333	$(18,085)	$(14,485)

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Net loss for the period ending October 31, 2022	–	$–	$–	$(5,575)	$(5,575)

Balance, October 31, 2022	3,292,750	329	15,776	(23,659)	(7,554)

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	$–	$–	$(22,190)	$(22,190)

Balance, January 31, 2023	3,567,750	357	21,248	(22,921)	(1,316)

Shares issued for cash at $0.02 per share in April 30, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending April 30, 2023	–	$–	$–	$(9,165)	$(9,165)

Balance, April 30, 2023	3,632,750	364	22,542	(32,087)	(9,182)

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,165)	$(10,947)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	2,049	2,049
Increase/Decrease related to
Prepaid Expenses	591	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,525)	(8,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	7,822
Interest payable	1,025	1,025
Capital Stock	1,300	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,325	8,847

Net increase in cash and equivalents	(4,200)	(51)
Cash and equivalents at beginning of the period	23,069	51
Cash and equivalents at end of the period	$18,869	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON JANUARY 10, 2022 TO APRIL 30, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception of $32,087 at April 30, 2023. The Company had net loss of $9,165 for the three months ended April 30, 2023. The Company has Promissory Notes on a balance sheet of $41,000 at April 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is January 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Mobile Application and Website – $41,000

Term of amortization – 60 months (5 years)

Since Inception to April 30, 2023 the company’s accumulated amortization was $10,597.

Interest Payable Note

The Company holds Promissory note payable of $41,000, as per contract the company has to pay interest of 10% annually. As of April 30, 2023 the Company’s Interest payable is $5,305.

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

As of April 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2023, the Company owed $13,244 to the Company’s sole director, Wiktor Moroz for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,500,000 at par value $250 towards incurred company’s expenses as of January 10, 2022.

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

In April, the Company issued 65,000 common shares to few individuals at $0.02 per share in consideration of $1,300.

There were 3,632,750 shares of common stock issued and outstanding as of April 30, 2023.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

April 30, 2023

Tax benefit (expenses) at U.S. statutory rate	$(1,925)
Change in valuation allowance	1,925
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

April 30, 2023

Net operating loss	$6,738
Valuation allowance	(6,738)
Deferred tax assets, net	$–

The Company has accumulated approximately $32,087 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended April 30, 2023:

During the three months ended April 30, 2023, we have not generated any revenues.

Our net loss for the three months ended April 30, 2023 was $9,165. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three months ended April 30, 2022, we have not generated any revenues.

Our net loss for the three months ended April 30, 2022was $10,947. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of April 30, 2023, our total assets were $50,368 consisting of Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Interest Payable	$5,305
Total Current Liabilities	5,305
Long term Liabilities
Director Loan	13,244
Promissory Note	41,000
Total Long term Liabilities	54,244
Total Liabilities	$59,549

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended April 30, 2023, net cash flows used in operating activities was $6,525 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,165)
Accumulated amortization	2,049
Prepaid Expenses	591
CASH FLOWS USED IN OPERATING ACTIVITIES	$(6,525)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of April 30, 2023.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For three months ended April 30, 2023, we generated $2,325 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$–
Interest payable	1,025
Capital Stock	1,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$2,325

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 10, 2022 ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

June 05, 2023		Rapid Line Inc.

	By:	/s/ Wiktor Moroz
Wiktor Moroz, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

