Form 10-K
period 2024-01-31
Rapid Line Inc.
filed 2024-04-10
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2024

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting Company”, and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding as of January 31, 2024
Common Stock: $0.0001	3,632,750

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Item 1C. Cybersecurity.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

1

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

Registered Holders of our Common Stock

As of January 31, 2024, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended January 31, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended January 31, 2024, and 2023 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED JANUARY 31, 2024 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2023.

Our net loss for the fiscal year ended January 31, 2024 was $40,247 compared to a net loss of $22,190 during the fiscal year ended January 31, 2023. In January 31, 2024 we generated total revenue of $7,800 and in January 31, 2023 we generated total revenue of $6,300.

Expenses incurred were $48,047 during fiscal year ended January 31, 2024 compared to $28,490 during fiscal year ended January 31, 2023.

The number of shares outstanding was 3,632,750 for the fiscal year ended January 31, 2024 and 3,567,750 for the fiscal year ended January 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED January 31, 2024 and 2023.

As of January 31, 2024, our total assets were $28,761 consisting of Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

As of January 31, 2023, our total assets were $57,208.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2024, net cash flows used in operating activities was $26,317. For the fiscal year ended January 31, 2023, net cash flows used in operating activities was $11,581.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended January 31, 2024, net cash provided by financing activities was $7,700. For the fiscal year ended January 31, 2023, net cash from financing activities was $34,599.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2024. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director as of January 31, 2023 and 2024:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Wiktor Moroz, President,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of January 31, 2024, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

Wiktor Moroz, President, CEO, CFO and Chairman of the Board.	69%

This percentage is calculated based on the outstanding shares of 3,632,750 as of January 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 31, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Wiktor Moroz	2,500,000	69%
Common	All Officers and Directors as a Group (1 person)	2,500,000	69%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit DylanFloyd Accounting & Consulting, Independent registered public accountants for services for the fiscal years 2024 and 2023, respectively.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$9,700	$11,000
Tax Fees	–	–
All Other Fees	–	–
Total	$9,700	$11,000

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

		The following documents are filed as part of this report:

		The Financial Statements of Rapid Line Inc. at January 31, 2024 and 2023, and for each of the two fiscal years in the period ended January 31, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

	(2)	Not applicable.

	(3)	Exhibits

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002
	101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
	101. SCH	Inline XBRL Taxonomy Extension Schema Document
	101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-263739

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2024.

RAPID LINE INC.

By:	/s/ Wiktor Moroz
Wiktor Moroz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2024.

Signature	Title

/s/ Wiktor Moroz	President, Secretary, Treasurer, Principal Executive Officer,
Wiktor Moroz	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

RAPID LINE INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Rapid Line Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rapid Line Inc. (the "Company") as of January 31, 2024 and 2023, the related statements of operations, changes in stockholders' deficit, for each of the two years in the period ended January 31, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $63,168 and a negative cash flow from operations amounting to $40,247 for the period ended January 31, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

2

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of January 31, 2024.

/s/ DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2024.

Newhall, California

April 9, 2024

RAPID LINE INC.

BALANCE SHEETS

	January 31, 2024	January 31, 2023

ASSETS
Current Assets
Escrow Account	$4,452	$23,069
Prepaid Expenses	53	1,687
Total Current Assets	4,505	24,756

Non-Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(16,744)	(8,548)
Total Non-Current Intangible Assets	24,256	32,452

Total Assets	$28,761	$57,208

LIABILITIES

Current Liabilities
Interest Payable	$8,380	$4,280
Total Current liabilities	8,380	4,280

Long term liabilities
Director Loan	19,644	13,244
Promissory Note	41,000	41,000

Total long term liabilities	60,644	54,244
Total Liabilities	69,024	58,524

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 and 3,567,750 shares issued and outstanding January 31, 2024 and January 31, 2023 respectively;	364	357
Additional paid-in-capital	22,542	21,248
Accumulated deficit	(63,168)	(22,921)
Total Stockholders’ Deficit	(40,263)	(1,316)

Total Liabilities and Stockholders’ Deficit	$28,761	$57,208

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF OPERATIONS

	For the years ended January 31, 2024	For the years ended January 31, 2023

REVENUE (Banner advertisement)	$7,800	$6,300

OPERATING EXPENSES
General and Administrative Expenses	48,047	28,490
TOTAL OPERATING EXPENSES	48,047	28,490

NET INCOME (LOSS) FROM OPERATIONS	(40,247)	(22,190)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(40,247)	$(22,190)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,616,577	2,877,942

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2024 & JANUARY 31, 2023

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(731)	(731)

Balance, January 31, 2022	2,500,000	$250	$–	$(731)	$(481)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	–	–	(22,190)	(22,190)

Balance, January 31, 2023	3,567,750	$357	$21,248	$(22,921)	$(1,316)

Shares issued for cash at $0.02 per share in April, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending January 31, 2024	–	–	–	(40,247)	(40,247)

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF CASH FLOWS

	For the year ended January 31, 2024	For the year ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(40,247)	$(22,190)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Interest payable	4,100	4,100
Accumulated amortization	8,196	8,196
Prepaid Expenses	1,634	(1,687)
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,317)	(11,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,300	21,355
Promissory Note	–	–
Related Party Loans	6,400	13,244
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,700	34,599

Net increase in cash and equivalents	(18,617)	23,018
Cash and equivalents at beginning of the period	23,069	51
Cash and equivalents at end of the period	$4,452	$23,069

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2024 and 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $63,168 as of January 31, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the year ended January 31, 2024, we generated total revenue of $7,800.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at January 31, 2024.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of January 31, 2024, our January 31, 2023 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2024 were no differences between our comprehensive loss and net loss.

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

Note 4 – COMMON STOCK

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

There were 3,632,750 shares of common stock issued and outstanding as of January 31, 2024.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At January 31, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Balances as of January 31, 2024 and January 31, 2023 are as follows:

	January 31, 2024	January 31, 2023

Intangible Assets Purchased	$41,000	$41,000
Accumulated Amortization	(16,744)	(8,548)
Net Book Value	$24,256	$32,452

Note 7 – RELATED PARTY TRANSACTIONS

Mr. Moroz currently devotes approximately thirty hours per week to manage our affairs.

The sole officer and director, Wiktor Moroz, is the only related party with whom the Company had transactions with during the period from inception on January 10, 2022 through January 31, 2024. During the year ended January 31, 2024, Mr. Moroz paid $19,644 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 8 – INCOME TAXES

As of January 31, 2024, the Company had net operating loss carry forwards of approximately $13,265 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	January 31, 2024	January 31, 2023
Federal income tax benefit attributable to:
Current operations	$(13,265)	$(4,813)
Related party accruals	–	–
Less: change in valuation allowance	13,265	4,813
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2024	January 31, 2023

Deferred tax asset attributable to:
Net operating loss carryover	$8,452	$4,660
Related party accruals	–	–
Less: valuation allowance	(8,452)	(4,660)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

