Form 10-Q
period 2024-07-31
Rapid Line Inc.
filed 2024-08-23
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At July 31, 2024, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	July 31, 2024 (Unaudited)	January 31, 2024 (Audited)
ASSETS
Current Assets
Bank Account	$328	$4,452
Prepaid Expenses	53	53
Total Current Assets	381	4,505

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(12,646)	(16,744)
Total Non-Current Intangible Assets	28,354	24,256

Total Assets	$28,735	$28,761

LIABILITIES
Current Liabilities
Interest Payable	$10,430	$8,380
Total Current Liabilities	10,430	8,380

Long term Liabilities
Director Loan	39,444	19,644
Promissory Note	41,000	41,000
Total Long term Liabilities	80,444	60,644

Total Liabilities	90,874	69,024

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding July 31, 2024 and January 31, 2024 respectively;	364	364
Additional paid-in-capital	22,542	22,542
Accumulated deficit	(85,044)	(63,168)
Total Stockholders’ Equity	(62,139)	(40,263)

Total Liabilities and Stockholders’ Equity	$28,735	$28,761

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023	Six Months Ended July 31, 2024	Six Months Ended July 31, 2023

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	2,254	25,847	21,876	35,012

TOTAL OPERATING EXPENSES	2,254	25,847	21,876	35,012

NET INCOME (LOSS) FROM OPERATIONS	(2,254)	(25,847)	(21,876)	(35,012)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(2,254)	$(25,847)	$(21,876)	$(35,012)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750	3,632,750	3,600,137

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(731)	(731)

Balance, January 31, 2022	2,500,000	$250	$–	$(731)	$(481)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	–	–	(22,190)	(22,190)

Balance, January 31, 2023	3,567,750	$357	$21,248	$(22,921)	$(1,316)

Shares issued for cash at $0.02 per share in April, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending January 31, 2024	–	–	–	(40,247)	(40,247)

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net loss for the period ending April 30, 2024	–	–	–	(19,622)	(19,622)

Balance, April 30, 2024	3,632,750	$364	$22,542	$(82,790)	$(59,885)

Net loss for the period ending July 31, 2024	–	–	–	(2,254)	(2,254)

Balance, July 31, 2024	3,632,750	$364	$22,542	$(85,044)	$(62,139)

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended July 31, 2024	Six Months Ended July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,876)	$(35,012)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	(4,098)	4,098
Increase/Decrease related to Prepaid Expenses	–	1,163
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,974)	(29,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	19,800	4,000
Interest payable	2,050	2,050
Capital Stock	–	1,300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,850	7,350

Net increase in cash and equivalents	(4,124)	(22,401)
Cash and equivalents at beginning of the period	4,452	23,069
Cash and equivalents at end of the period	$328	$668

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON JANUARY 10, 2022 TO JULY 31, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit from Inception of $85,044 at July 31, 2024. The Company had net loss of $2,254 for the three months ended July 31, 2024. The Company has Promissory Notes on a balance sheet of $41,000 at July 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period ended July 31, 2024, we have not generated any revenue.

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

Since Inception to July 31, 2024 the company’s accumulated amortization was $12,646.

Interest Payable Note

The Company holds Promissory note payable of $41,000, as per contract the company has to pay interest of 10% annually. As of July 31, 2024 the Company’s Interest payable is $10,430.

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

As of July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of July 31, 2024, the Company owed $39,444 to the Company’s sole director, Wiktor Moroz for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,500,000 at par value $250 towards incurred company’s expenses as of January 10, 2022.

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

There were 3,632,750 shares of common stock issued and outstanding as of July 31, 2024.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(473)
Change in valuation allowance	473
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2024

Net operating loss	$17,859
Valuation allowance	(17,859)
Deferred tax assets, net	$–

The Company has accumulated approximately $85,044 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended July 31, 2024:

During the three and six months ended July 31, 2024, we have not generated any revenues.

Our net loss for the three and six months ended July 31, 2024 was $2,254 and $21,876. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and six months ended July 31, 2023, we have not generated any revenues.

Our net loss for the three and six months ended July 31, 2023 was $25,847 and $35,012. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2024, our total assets were $28,735 consisting of Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Interest Payable	$10,430
Total Current Liabilities	10,430
Long term Liabilities
Director Loan	39,444
Promissory Note	41,000
Total Long term Liabilities	80,444
Total Liabilities	$90,874

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended July 31, 2024, net cash flows used in operating activities was $25,974 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,876)
Accumulated amortization	(4,098)
Prepaid Expenses	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(25,974)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of July 31, 2024.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended July 31, 2024, we generated $21,850 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$19,800
Interest payable	2,050
Capital Stock	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$21,850

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 10, 2022 ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

August 23, 2024		Rapid Line Inc.

	By:	/s/ Wiktor Moroz
Wiktor Moroz, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

