Form 10-K
period 2025-01-31
Rapid Line Inc.
filed 2025-03-31
CIK 1910975

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-56569

RAPID LINE INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51st Floor, T1 Building

Qianhai Excellence No. 1

Shenzen, China

(Address of principal executive office)

Registrant’s telephone number, including area code: +86-15274931919

 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0-.

As of March 28, 2025, there were 3,632,750 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None

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

ii

PART I

Item 1. Description of Business

General Information About Our Company

Rapid Line Inc. is a development-stage company formed to commence operations concerned with online education. We were incorporated under the laws of the state of Wyoming on January 10, 2022. We are providing the useful and effective type of online learning service, additional play-based studying in a form of quiz tool according to a school program available from anywhere using the phone and internet connection. Our online service provides a high quality, fundamental, comprehensive additional education through our mobile application “KIDWIN” for Android and iOS mobile OS. We are offering our services to the children and their parents in Poland and in future in some other European countries on different languages.

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

Our website address is https://kid-win.com/

Our executive and business office is located at 51st Floor, T1 Building, Qianhai Excellence No. 1, Shenzen, China; our telephone number is +86-15274931919.

Recent Change in Control

Effective March 18, 2025, there occurred a change in control of our company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Jiang Jian acquired 2,500,000 shares of our common stock (the “Acquired Shares”) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of our common stock and constitute voting control of our company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash, the source of which was his personal funds.

In conjunction with the Change-in-Control Agreement, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of our company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of our company. There was not a change in the business plan of our company associated with the change in control. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We use, store and process data for and about our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2025.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors (since we do not currently have an Audit Committee), we intend to implement and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes would be integrated into our overall risk management processes. We intend to implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. In support of this approach, it is expected that we would have a third-party security consultant implement processes to assess, identify and manage security risks to our company, including in the pillar areas of security and compliance, application security, infrastructure security and data privacy. This process, once implemented, would include regular compliance and critical system access reviews. In addition, we intend to conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We intend to utilize well-known cloud-based technologies and service providers, such as Amazon AWS, Microsoft Office and Google enterprise to provide protection against cybersecurity threats.

Further, we intend to put processes in place that would evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that would have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

Part of our intended program would be ongoing evaluation and enhancement of our systems, controls and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Item 2. Properties.

Currently, we own no property. Our principal executive office is located at 51st Floor, T1 Building, Qianhai Excellence No. 1, Shenzen, China. This office is provided by sole director and officer, Jiang Jian, at no charge. We believe this office is adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The trading symbol for our common stock is “RPDL.” However, our common stock does not currently trade.

Registered Holders of our Common Stock

As of March 28, 2025, there were approximately 37 record owners of our common stock.

Dividends

We have never declared or paid cash dividends on its common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2025, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended January 31, 2025, we did not repurchase any shares of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development-stage corporation with limited operations and no revenues from our business operations. Our independent auditor has issued a going-concern opinion. This means that our independent auditor believes there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues, until we have obtained sufficient funds to initiate a marketing program, of which there is no assurance.

Recent Change in Control

Effective March 18, 2025, there occurred a change in control of our company. On such date, pursuant to a stock purchase agreement (the Change-in-Control Agreement), Jiang Jian acquired 2,500,000 shares of our common stock (the Acquired Shares) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of our common stock and constitute voting control of our company. In conjunction with the Change-in-Control Agreement, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of our company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of our company. There was not a change in the business plan of our company associated with the change in control. See Item 1. Description of Business and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Results of Operations

Fiscal Year Ended January 31, 2025, Compared to Fiscal Year Ended January 31, 2024. During the fiscal year ended January 31, 2025, we did not generate any revenue; during the fiscal year ended January 31, 2024, we generated total revenue of $7,800. Our net loss for the fiscal year ended January 31, 2025, was $27,565 compared to a net loss of $40,247 for the fiscal year ended January 31, 2024.

Expenses incurred were $27,565 during the fiscal year ended January 31, 2025, compared to $48,047 in expenses during the fiscal year ended January 31, 2024.

Liquidity and Capital Resources

At January 31, 2025. As of January 31, 2025, we had cash of $36 (in escrow account) and a working capital deficit of $12,391, compared to cash of $4,452 (in escrow account) and a working capital deficit of $3,875.

At January 31, 2025, our total assets were $32,541, consisting of mobile application and website development, accumulated amortization and prepaid expenses. As of January 31, 2024, our total assets were $28,761.

Cash Flows

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities. For the fiscal year ended January 31, 2025, net cash flows used in operating activities was $31,661. For the fiscal year ended January 31, 2024, net cash flows used in operating activities was $26,317.

Cash Flows from Financing Activities. We have financed our operations primarily from either advances from our former sole executive officer. For the fiscal year ended January 31, 2025, net cash provided by financing activities was $27,245. For the fiscal year ended January 31, 2024, net cash from financing activities was $7,700.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended January 31, 2025, includes an explanatory paragraph stating our company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If our company is unable to obtain adequate capital, we may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC), did not or are not believed by management to have a material effect on our company’s present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements required by this Item, together with the report thereon of the Independent Registered Public Accounting Firm, beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2025. Our Chief Executive Officer concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Our executive officer and director, his name, age, and his positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jiang Jian 51st Floor, T1 Building Qianhai Excellence No. 1 Shenzen, China	40	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, Secretary, Treasurer and Sole Director

Jiang Jian has held his positions since March 18, 2025, and is expected to hold them until the next annual meeting of our stockholders. Jiang Jian is currently the Sole officer and Director and control person of Rapid Line Inc.

Certain information regarding the background of Mr. Jian is set forth below.

Jiang Jian, 40, has, since 2023, been a Director of Changsha Hualuo Media Co., Ltd., where he has lead strategic planning and overseen the company’s media operations, managed cross-functional teams to deliver high-quality media projects and developed innovative marketing campaigns to enhance brand presence. From 2012 to 2013, he was a Data Collection Specialist for Hengyang Qidong Public Transport Company, where his duties included conducting comprehensive data collection and analysis to optimize transit operations, providing actionable insights to improve service efficiency and passenger experience and collaborating with cross-functional teams to implement data-driven solutions. From 2005 to 2012, he was an Operations Associate for Hunan Expressway Company, where his duties included monitoring and maintaining highway operations to ensure safety and efficiency. Mr. Jian earned a Bachelor’s Degree in Business Administration from Hengyang Normal University, Hengyang, Hunan, China.

Until such time as our level of operations increases, Mr. Jian will devote not less than 20 hours per week on the business of our company.

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

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our sole director and officer, at the address appearing on the first page of this Annual Report.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the SEC) and in other public communications made by our company and strives to be compliant with applicable governmental laws, rules and regulations. We have not, however, formally adopted a written code of business conduct and ethics that governs our employees, officers and directors, as our company is not required to do so.

In lieu of an Audit Committee, our sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our company’s financial statements and other services provided by our company’s independent public accountants. The sole director reviews our company's internal accounting controls, practices and policies.

Insider Trading Policy

We have not yet adopted insider trading policies and procedures, inasmuch as there is currently no trading in our common stock. At such time as trading in our common stock commences, we intend to adopt insider trading policies governing the purchase, sale and other dispositions of the our company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended January 31, 2025, were not timely.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during the years ended January 31, 2025 and 2024 (each a “Named Executive Officer”).

	Fiscal Year
	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Name and Principal Position	1/31	($)	($)	($)	($)	($)	($)
Wiktor Moroz	2025	–	–	–	–	–	–
Former Chief Executive Officer and Chief Financial Officer	2024	–	–	–	–	–	–

Jiang Jian (1)	2025	–	–	–	–	–	–
Chief Executive Officer, President and Chief Financial Officer	2024	–	–	–	–	–	–

__________

(1) Mr. Jian did not become an officer of the Company until March 18, 2025.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at January 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jiang Jian	–	–	–	–	–

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

The following table lists, as of the date of this Annual Report, the shareholdings of (i) each person owning beneficially 5% or more of our company’s outstanding common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his securities. Information relating to beneficial ownership of securities by our principal shareholders and management is based upon information furnished by each person using beneficial ownership’ concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Except as disclosed herein, we do not have any outstanding options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Rapid Line Inc., 51st Floor, T1 Building, Qianhai Excellence No. 1, Shenzen, China.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Jiang Jian(3)	Common Stock	2,500,000	68.82%
All Officers and Directors as a Group (1 person)	Common Stock	2,500,000	68.82%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.
(2)	Based on 3,632,750 shares outstanding as of the date of this Annual Report.
(3)	Officer and director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Recent Change in Control

Effective March 18, 2025, there occurred a change in control of our company. On such date, pursuant to a stock purchase agreement (the Change-in-Control Agreement), Jiang Jian acquired 2,500,000 shares of our common stock (the Acquired Shares) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of our common stock and constitute voting control of our company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash, the source of which was his personal funds.

In conjunction with the Change-in-Control Agreement, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of our company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of our company. There was not a change in the business plan of our company associated with the change in control. See Item 1. Description of Business.

Sale of Common Stock

In January 2022, we issued 2,500,000 shares of our common stock to our former sole director and officer, Wiktor Moroz, in consideration of services provided on behalf of our company, which shares were valued at $250, in the aggregate.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

Set forth below is a summary of certain fees paid to our Independent Registered Public Accounting Firm, DylanFloyd Accounting & Consulting, for services rendered during the fiscal years ended January 31, 2025 and 2024, respectively.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$24,500	$9,700
Tax Fees	–	–
All Other Fees	–	–
Total	$24,500	$9,700

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

		The following are filed as part of this Annual Report:

		The Financial Statements of Rapid Line Inc. at January 31, 2025 and 2024, and for each of the two fiscal years ended January 31, 2025 and 2024, respectively, together with the reports of the Independent Registered Public Accounting Firms, are set forth beginning on page F-1of this Annual Report.

	(2)	Not applicable.

	(3)	Exhibits

31.1 #	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 #	Certification of the Company’s Principal Executive Officer and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-263739.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2025.

RAPID LINE INC.

By:	/s/ Jiang Jian
Jiang Jian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signature	Title

/s/ Jiang Jian	Chief Executive Officer, President, Chief Financial Officer,
Jiang Jian	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

RAPID LINE INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Rapid Line Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rapid Line Inc. (the "Company") as of January 31, 2025 and 2024, the related statements of operations, changes in stockholders' deficit, for each of the two years in the period ended January 31, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $90,733 and a negative cash flow from operations amounting to $27,565 for the period ended January 31, 2025. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Related Party Loans

We noted significant related party transactions as a critical matter.

We performed the following procedures to address the matter such as, confirmation of those related party transactions, risk assessment of the nature of the related party transactions, review of the recent minutes of meetings of stockholders, directors, and committees, review of the presence of any significant journal entries and other adjustments and Inquiry with management of any undisclosed related party contract.

/s/ DylanFloyd Accounting & Consulting

PCAOB # 6235

We have served as the Company's auditor since 2023.

Newhall, California

March 28, 2025

RAPID LINE INC.

BALANCE SHEETS

	January 31, 2025	January 31, 2024

ASSETS
Current Assets
Escrow Account	$36	$4,452
Prepaid Expenses	53	53
Total Current Assets	89	4,505

Non-Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(8,548)	(16,744)
Total Non-Current Intangible Assets	32,452	24,256

Total Assets	$32,541	$28,761

LIABILITIES

Current Liabilities
Interest Payable	$12,480	$8,380
Total Current liabilities	12,480	8,380

Long term liabilities
Director Loan	46,890	19,644
Promissory Note	41,000	41,000
Total long term liabilities	87,890	60,644

Total Liabilities	100,370	69,024

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding January 31, 2025 and January 31, 2024 respectively;	364	364
Additional paid-in-capital	22,542	22,542
Accumulated deficit	(90,733)	(63,168)
Total Stockholders’ Deficit	(67,828)	(40,263)

Total Liabilities and Stockholders’ Deficit	$32,541	$28,761

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF OPERATIONS

	For the years ended January 31, 2025	For the years ended January 31, 2024

REVENUE (Banner advertisement)	$–	$7,800

OPERATING EXPENSES
General and Administrative Expenses	27,565	48,047
TOTAL OPERATING EXPENSES	27,565	48,047

NET INCOME (LOSS) FROM OPERATIONS	(27,565)	(40,247)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(27,565)	$(40,247)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,616,577

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2025 & JANUARY 31, 2024

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(731)	(731)

Balance, January 31, 2022	2,500,000	$250	$–	$(731)	$(481)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	–	–	(22,190)	(22,190)

Balance, January 31, 2023	3,567,750	$357	$21,248	$(22,921)	$(1,316)

Shares issued for cash at $0.02 per share in April, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending January 31, 2024	–	–	–	(40,247)	(40,247)

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net loss for the period ending January 31, 2025	–	–	–	(27,565)	(27,565)

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF CASH FLOWS

	For the year ended January 31, 2025	For the year ended January 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,565)	$(40,247)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Interest payable	4,100	4,100
Accumulated amortization	(8,196)	8,196
Prepaid Expenses	–	1,634
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,661)	(26,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	1,300
Promissory Note	–	–
Related Party Loans	27,245	6,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,245	7,700

Net increase in cash and equivalents	(4,416)	(18,617)
Cash and equivalents at beginning of the period	4,452	23,069
Cash and equivalents at end of the period	$36	$4,452

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2025 and 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

RAPID LINE INC. (referred as the “Company”, “we”, “our”) is a development stage company formed to commence operations concerned with online education. We were incorporated under the laws of the state of Wyoming on January 10, 2022. Since our formation, we have been engaged in the business of the development, marketing and business process analysis, problem solving and general business services. We have purchased a website and a working prototype of online services mobile platform application known as “KIDWIN”.

Our principal executive and business office is located at 51st Floor, T1 Building, Qianhai Excellence No. 1, Shenzen, China, and our telephone number is +86-15274931919.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $90,733 as of January 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

During the years ended January 31, 2025 and 2024, we did not generate any revenue.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at January 31, 2025 and 2024.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of January 31, 2025, our January 31, 2024, tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2025 were no differences between our comprehensive loss and net loss.

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

There were 3,632,750 shares of common stock issued and outstanding as of January 31, 2025.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At January 31, 2025, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Balances as of January 31, 2025 and January 31, 2024 are as follows:

	January 31, 2025	January 31, 2024

Intangible Assets Purchased	$41,000	$41,000
Accumulated Amortization	(8,548)	(16,744)
Net Book Value	$32,452	$24,256

Note 7 – RELATED PARTY TRANSACTIONS

Mr. Moroz currently devotes approximately thirty hours per week to manage our affairs.

The sole officer and director, Wiktor Moroz, is the only related party with whom the Company had transactions with during the period from inception on January 10, 2022 through January 31, 2025. During the year ended January 31, 2025, Mr. Moroz paid $46,890 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 8 – INCOME TAXES

As of January 31, 2025, the Company had net operating loss carry forwards of approximately $19,054 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	January 31, 2025	January 31, 2024
Federal income tax benefit attributable to:
Current operations	$(19,054)	$(13,265)
Related party accruals	–	–
Less: change in valuation allowance	19,054	13,265
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2025	January 31, 2024

Deferred tax asset attributable to:
Net operating loss carryover	$5,789	$8,452
Related party accruals	–	–
Less: valuation allowance	(5,789)	(8,452)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

Change in Control

Effective March 18, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Jiang Jian acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash, the source of which was his personal funds.

In conjunction with the Change-in-Control Agreement, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of the Company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company. There was not a change in the business plan of the Company associated with the change in control.

Other

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

