Form 10-Q
period 2025-04-30
Rapid Line Inc.
filed 2025-07-07
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56569

RAPID LINE INC.
(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	8200 (Primary Standard Industrial Classification Number)	81-3623646 (IRS Employer Identification Number)

51st Floor, T1 Building

Qiadnhai Excellence No. 1 Shenzen, China
Telephone: +86 1527 4931919

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At July 7, 2025, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	April 30, 2025 (Unaudited)	January 31, 2025 (Audited)
ASSETS
Current Assets
Bank Account	$–	$36
Prepaid Expenses	54	53
Total Current Assets	54	89

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(10,598)	(8,548)
Total Non-Current Intangible Assets	30,402	32,452

Total Assets	$30,456	$32,541

LIABILITIES
Current Liabilities
Interest Payable	$–	$12,480
Total Current Liabilities	–	12,480

Long term Liabilities
Director Loan	–	46,890
Promissory Note	–	41,000
Total Long term Liabilities	–	87,890

Total Liabilities	–	100,370

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding April 30, 2025, and January 31, 2025, respectively;	364	364
Additional paid-in-capital	22,542	22,542
Retained earnings (Accumulated deficit)	7,550	(90,733)
Total Stockholders’ Equity	30,456	(67,828)

Total Liabilities and Stockholders’ Equity	$30,456	$32,541

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	16,448	19,622

TOTAL OPERATING EXPENSES	16,448	19,622

NET INCOME (LOSS) FROM OPERATIONS	(16,448)	(19,622)

OTHER INCOME (EXPENSE)
Forgiveness of debt	114,731	–

TOTAL OTHER INCOME/EXPENSE	114,731	–

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$98,283	$(19,622)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.03	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,566,427

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(731)	(731)

Balance, January 31, 2022	2,500,000	$250	$–	$(731)	$(481)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	–	–	(22,190)	(22,190)

Balance, January 31, 2023	3,567,750	$357	$21,248	$(22,921)	$(1,316)

Shares issued for cash at $0.02 per share in April, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending January 31, 2024	–	–	–	(40,247)	(40,247)

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net loss for the period ending January 31, 2025	–	–	–	(27,565)	(27,565)

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Net income for the period ending April 30, 2025	–	–	–	98,283	98,283

Balance, April 30, 2025	3,632,750	$364	$22,542	$7,550	$30,456

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$98,283	$(19,622)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	–	(2,049)
Forgiveness of debt	(114,731)	–
Increase/Decrease related to Prepaid Expenses	2,050	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,398)	(21,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	14,362	16,300
Interest payable	–	1,025
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,362	17,325

Net increase in cash and equivalents	(36)	(4,346)
Cash and equivalents at beginning of the period	36	4,452
Cash and equivalents at end of the period	$–	$106

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2025

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

RAPID LINE INC. (referred as the “Company”, “we”, “our”) is a development stage company formed to commence operations concerned with online education. We were incorporated under the laws of the state of Wyoming on January 10, 2022. From our formation we were engaged in the business of namely the development, marketing and business process analysis, problem solving and general business services by our sole officer and director, Mr. Jiang Jian.

Our executive and business office is located at 51st Floor, T1 Building, Qianhai Excellence No. 1, Shenzen, China.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had retained earnings of $7,550 at April 30, 2025. The Company had net income of $98,283, which was attributable to forgiveness of debt of $114,731, for the three months ended April 30, 2025. The Company has never generated any revenues and, unless it obtains capital, is not expected to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is January 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the period ended April 30, 2025, the Company did not generate any revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 2,500,000 common shares for $250 at par value $0.0001 to its former officer and director, Wictor Moroz, for the purpose of his taking care of financial operations for the Company.

Mobile Application and Website development - amortization

The Company is using straight - line amortization for our mobile application and website since they are fully operational as of January 15, 2022.

Mobile Application and Website – $41,000.

Term of amortization – 60 months (5 years).

Since Inception to April 30, 2025 the company’s accumulated amortization was $10,598.

Interest Payable Note

All interest owed pursuant to loans were forgiven during the three months ended April 30, 2025. As of April 30, 2025, the Company had no liabilities.

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

As of April 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2025, all loans from the Company’s prior sole officer and director, Wiktor Moroz, had been forgiven by Mr. Moroz, in the total amount of $114,731.

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

There were 3,632,750 shares of common stock issued and outstanding as of April 30, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Jiang Jian, provides office space to the Company at no charge.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

April 30, 2025

Tax benefit (expenses) at U.S. statutory rate	$(4,121)
Change in valuation allowance	4,121
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

April 30, 2025

Net income	$98,283
Valuation allowance	(98,283)
Deferred tax assets, net	$–

The Company has accumulated approximately $7,550 of retained earnings through April 30, 2025, and currently possesses no net operating loss carry-forward to offset future taxable income.

NOTE 8 – CHANGE IN CONTROL

Effective March 18, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Jiang Jian acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash. In conjunction with the Change-in-Control Agreements, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of the Company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company.

NOTE 9 – FORGIVENESS OF DEBT

Effective March 18, 2025, in connection with the Change-in-Control Agreement, the Company’s former sole officer and director, Wictor Moroz, forgave all amounts owed to him by the Company, a total amount of $114,731 in principal and interest.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2025, to the date these financial statements were issued, June 23, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RECENT EVENTS

Change-in Control. Effective March 18, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Jiang Jian acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash. In conjunction with the Change-in-Control Agreements, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of the Company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company.

Debt Forgiveness. Effective March 18, 2025, in connection with the Change-in-Control Agreement, the Company’s former sole officer and director, Wictor Moroz, forgave all amounts owed to him by the Company, a total amount of $114,731 in principal and interest.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended April 30, 2025:

During the three months ended April 30, 2025, we did not generate any revenues.

Our net income for the three months ended April 30, 2025, was $98,283, which was comprised of $16,448 in operating expenses, which was offset by $114,731 in debt forgives (other income). Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three months ended April 30, 2024, we did not generate any revenues.

Our net loss for the three months ended April 30, 2024, was $19,622. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, our total assets were $30,456 consisting of Mobile Application and Website Development, net of accumulated amortization. Due to debt forgiveness of $114,731 during the three months ended April 30, 2025, we had $-0- in liabilities as of April 30, 2025.

Cash Flows from Operating Activities

We have never generated positive cash flows from operating activities.

Our cash flows from operating activities for the three months ended April 30, 2025 and 2024, respectively, were:

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$98,283	$(19,622)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	–	(2,049)
Forgiveness of debt	(114,731)	–
Increase/Decrease related to Prepaid Expenses	2,050	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(14,398)	$(21,671)

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities during the three months ended April 30, 2025 and 2024, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities for the three months ended April 30, 2025 and 2024, respectively, were:

	Three Months Ended April 30, 2025	Three Months Ended April 30, 2024
CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$14,362	$16,300
Interest payable	–	1,025
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,362	17,325

Net increase in cash and equivalents	(36)	(4,346)
Cash and equivalents at beginning of the period	36	4,452
Cash and equivalents at end of the period	$–	$106

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

July 7, 2025	Rapid Line Inc.

	By:	/s/ Jiang Jian
Jiang Jian, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

