Form 10-Q
period 2025-07-31
Rapid Line Inc.
filed 2025-09-15
CIK 1910975

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

RAPID LINE INC.

1111 South Roop St #1915, Carson City, Nevada 89702
Telephone: 415-841-3570

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	NONE	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting Company”, and “emerging growth Company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting Company	☒
Emerging growth Company	☒

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At September 15, 2025, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	July 31, 2025 (Unaudited)	January 31, 2025 (Audited)
ASSETS
Current Assets
Bank Account	$–	$36
Prepaid Expenses	53	53
Total Current Assets	53	89

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(12,646)	(8,548)
Total Non-Current Intangible Assets	28,354	32,452

Total Assets	$28,405	$32,541

LIABILITIES
Current Liabilities
Accounts Payable/Accrued Liabilities	$13,500	$–
Interest Payable	–	12,480
Total Current Liabilities	13,500	12,480

Long term Liabilities
Director Loan	11,000	46,890
Due to Third Party	1,647	–
Promissory Note	–	41,000
Total Long term Liabilities	12,647	87,890

Total Liabilities	26,147	100,370

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding July 31, 2025 and January 31, 2025 respectively;	364	364
Additional paid-in-capital	22,542	22,542
Accumulated deficit	(20,647)	(90,733)
Total Stockholders’ Equity	2,258	(67,828)

Total Liabilities and Stockholders’ Equity	$28,405	$32,541

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024	Six Months Ended July 31, 2025	Six Months Ended July 31, 2024

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	28,197	2,254	44,645	21,876

TOTAL OPERATING EXPENSES	28,197	2,254	44,645	21,876

Other income/debt forgiveness	–	–	114,731	–

NET INCOME (LOSS) FROM OPERATIONS	(28,197)	(2,254)	70,086	(21,876)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(28,197)	$(2,254)	$70,086	$(21,876)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750	3,632,750	3,632,750

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Inception, January 10, 2022	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on January 10, 2022	2,500,000	250	–	–	250

Net loss for the year ended January 31, 2022	–	–	–	(731)	(731)

Balance, January 31, 2022	2,500,000	$250	$–	$(731)	$(481)

Shares issued for cash at $0.02 per share in July, 2022	167,500	167	3,333	–	3,350

Shares issued for cash at $0.02 per share in October, 2022	625,250	625	15,776	–	12,505

Shares issued for cash at $0.02 per share in January, 2023	275,000	28	21,248	–	21,276

Net loss for the period ending January 31, 2023	–	–	–	(22,190)	(22,190)

Balance, January 31, 2023	3,567,750	$357	$21,248	$(22,921)	$(1,316)

Shares issued for cash at $0.02 per share in April, 2023	65,000	7	22,542	–	22,549

Net loss for the period ending January 31, 2024	–	–	–	(40,247)	(40,247)

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net loss for the period ending January 31, 2025	–	–	–	(27,565)	(27,565)

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Net income for the period ending April 30, 2025	–	–	–	98,283	98,283

Balance, April 30, 2025	3,632,750	$364	$22,542	$7,550	$30,456

Net income for the period ending July 31, 2025	–	–	–	(28,197)	(28,197)

Balance, July 31, 2025	3,632,750	$364	$22,542	$20,647	$2,258

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended July 31, 2025	Six Months Ended July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,086	$(21,876)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	4,100	(4,098)
Increase/Decrease related to Prepaid Expenses	–	–
Increase in accounts payable	13,500	2,050
Decrease in interest payable	(12,480)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	75,207	(23,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	(75,243)	19,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(75,243)	19,800

Net increase in cash and equivalents	(36)	(4,124)
Cash and equivalents at beginning of the period	36	4,452
Cash and equivalents at end of the period	$–	$328

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON JANUARY 10, 2022 TO JULY 31, 2025

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

Our executive and business office is located at 1111 South Roop Street, Unit 1915, Carson City, NV 89702.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had stockholders’ equity of $2,258 at July 31, 2025. The Company had net income of $70,086, which was attributable to forgiveness of debt of $114,731, during the three months ended April 30, 2025. The Company has never generated any revenues and, unless it obtains capital, is not expected to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period ended July 31, 2025, we have not generated any revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 2,500,000 common shares for $250 at par value $0.0001 for the purpose of managing the expenses of the financial operations for the Company by its former director Wiktor Moroz.

Mobile Application and Website development - amortization

The Company is using straight - line amortization for our mobile application and website since they are fully operational as of January 15, 2022.

Mobile Application and Website – $41,000.

Term of amortization – 60 months (5 years).

Since Inception to July 31, 2025 the company’s accumulated amortization was $12,646.

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

As of July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2025, all loans from the Company’s prior sole officer and director, Wiktor Moroz, had been forgiven by Mr. Moroz, in the total amount of $114,731. Further, as of the date of this filing, Jiang Jian, the Company’s former sole officer and director has forgiven all outstanding debt due to him for expenses incurred by the Company which at July 31, 2025 was $11,000. There are currently no loans or liabilities due to any party as of the filing date of this quarterly report on Form 10-Q.

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

In April 2023, the Company issued 65,000 common shares to few individuals at $0.02 per share in consideration of $1,300.

There were 3,632,750 shares of common stock issued and outstanding as of July 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Richard Chiang, provides office space to the Company at no charge.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(4,121)
Change in valuation allowance	4,121
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2025

Net operating loss	$28,197
Valuation allowance	(28,197)
Deferred tax assets, net	$–

The Company has accumulated approximately $90,733 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – CHANGE IN CONTROL

Effective March 18, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Jiang Jian acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from Wiktor Moroz. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Mr. Jian for the Acquired Shares was $362,315 in cash. In conjunction with the Change-in-Control Agreements, on March 18, 2025, Wiktor Moroz resigned as Sole Director, CEO, CFO and Secretary of the Company and Jiang Jian was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company. On August 22, 2025, the Company entered into a change in control whereby pursuant to a stock purchase agreement, Nova Aura Limited acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) representing approximately 68.82% of the outstanding shares of the Company’s common stock and voting control of the Company from Jiang Jian for $586,473 in cash. In connection with the change in control, Mr. Jian resigned his titles as President, CEO, CFO, Secretary, Treasurer and Director of the Company.

NOTE 9 – FORGIVENESS OF DEBT

Effective August 22, 2025, in connection with the Change-in-Control Agreement, the Company’s former sole officer and director, Jiang Jian, forgave all amounts owed to him by the Company, a total amount of $11,000 in principal and interest.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

Effective August 22, 2025, there occurred a change in control of the Company. On such date, pursuant to a stock purchase agreement (the “August Change-in-Control Agreement”), Nova Aura Limited acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from the Company’s former Sole Officer and Director, Jiang Jian. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. The total consideration paid by Nova Aura Limited for the Acquired Shares was $586,473 in cash, the source of which was corporate funds. In conjunction with the August Change-in-Control Agreement, on August 22, 2025, Jiang Jian resigned as Sole Director, CEO, CFO and Secretary of the Company and Nova Aura Limited appointed Richard Chiang as the Sole Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company.

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

Three Months Ended July 31, 2025:

During the three and six months ended July 31, 2025, we have not generated any revenues.

Our net (loss)/gain for the three and six months ended July 31, 2025 was ($28,197) and $70,086. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and six months ended July 31, 2024, we have not generated any revenues.

Our net (loss)/gain for the three and six months ended July 31, 2024 was ($2,254) and ($21,876). Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2025, our total assets were $28,405 consisting of Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Accounts Payable	$13,500
Interest Payable	–
Total Current Liabilities	13,500
Long term Liabilities
Director Loan	12,647
Promissory Note	–
Total Long term Liabilities	12,647
Total Liabilities	$26,147

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended July 31, 2025, net cash flows used in operating activities was $36 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,086
Accumulated amortization	(12,480)
Prepaid Expenses	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$57,606

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of July 31, 2025.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended July 31, 2025, we generated ($57,642) consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	$(57,642)
Interest payable	–
Capital Stock	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$(57,642)

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 10, 2022 ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 15, 2025		Rapid Line Inc.

	By:	/s/ Richard Chiang
Richard Chiang, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

