Form 10-Q
period 2025-10-31
Rapid Line Inc.
filed 2025-12-08
CIK 1910975

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56569

RAPID LINE INC.
(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	8200 (Primary Standard Industrial Classification Number)	98-1646802 (IRS Employer Identification Number)

1111 South Roop St #1915

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At November 30, 2025, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RAPID LINE INC.

BALANCE SHEETS

	October 31,	January 31,
	2025	2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Bank Account	$1,098	$36
Prepaid Expenses	53	53
Total Current Assets	1,151	89

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(14,696)	(8,548)
Total Non-Current Intangible Assets	26,304	32,452

Total Assets	$27,455	$32,541

LIABILITIES
Current Liabilities
Accounts Payable/Accrued Liabilities	$898	$–
Interest Payable	–	12,480
Total Current Liabilities	898	12,480

Long term Liabilities
Director Loan	–	46,890
Due to Third Party	54,602	–
Promissory Note	–	41,000
Total Long term Liabilities	54,602	87,890

Total Liabilities	55,500	100,370

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding October 31, 2025 and January 31, 2025 respectively;	364	364
Additional paid-in-capital	22,542	22,542
Accumulated deficit	(50,951)	(90,733)
Total Stockholders’ Equity	(28,045)	(67,828)

Total Liabilities and Stockholders’ Equity	$27,455	$32,541

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS (Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	59,999	2,806	104,644	24,682

TOTAL OPERATING EXPENSES	59,999	2,806	104,644	24,682

Other income/debt forgiveness	29,694	–	144,425	–

NET INCOME (LOSS) FROM OPERATIONS	(30,305)	(2,806)	39,781	(24,682)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(30,305)	$(2,806)	$39,781	$(24,682)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750	3,632,750	3,632,750

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Net income for the period ending April 30, 2025	–	–	–	98,283	98,283

Balance, April 30, 2025	3,632,750	$364	$22,542	$7,550	$30,455

Net income for the period ending July 31, 2025	–	–	–	(28,197)	(28,197)

Balance, July 31, 2025	3,632,750	$364	$22,542	$(20,646)	$2,259

Net income for the period ending October 31, 2025	–	–	–	(30,305)	(30,305)

Balance, October 31, 2025	3,632,750	$364	$22,542	$(50,951)	$(28,045)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net income for the period ending April 30, 2024	–	–	–	(19,622)	(19,622)

Balance, April 30, 2024	3,632,750	$364	$22,542	$(82,790)	$(59,885)

Net income for the period ending July 31, 2024	–	–	–	(2,254)	(2,254)

Balance, July 31, 2024	3,632,750	$364	$22,542	$(85,044)	$(62,139)

Net income for the period ending October 31, 2024	–	–	–	(2,806)	(2,806)

Balance, October 31, 2024	3,632,750	$364	$22,542	$(87,850)	$(64,945)

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	October 31, 2025	October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,781	$(24,682)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Debt forgiveness	(144,425)	–
Accumulated amortization	6,150	(6,147)
Decrease in interest payable	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(98,494)	(30,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties	99,555	23,320
Interest Payable	–	3,075
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	99,556	26,395

Net increase in cash and equivalents	1,062	(4,434)
Cash and equivalents at beginning of the period	36	4,452
Cash and equivalents at end of the period	$1,098	$18

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON JANUARY 10, 2022 TO OCTOBER 31, 2025

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

Our executive and business office is located at 1111 South Roop Street, Unit 1915, Carson City, NV 89702.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had stockholders’ equity of $(28,045) at October 31, 2025. The Company had net income of $39,781, which was attributable to forgiveness of debt of $144,425, during the nine months ended October 31, 2025. The Company has never generated any revenues and, unless it obtains capital, is not expected to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is January 31.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended January 31, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the period ended October 31, 2025, we have not generated any revenue.

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

Since Inception to October 31, 2025 the company’s accumulated amortization was $14,696.

Interest Payable Note

All interest owed pursuant to loans were forgiven during the nine months ended October 31, 2025. As of October 31, 2025, the Company had no interest payable.

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

As of October 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of October 31, 2025, all loans from the Company’s prior sole officer and director, Wiktor Moroz, had been forgiven by Mr. Moroz, in the total amount of $114,731. Further, as of the date of this filing, Jiang Jian, the Company’s former sole officer and director has forgiven all outstanding debt due to him for expenses incurred by the Company which at July 31, 2025 was $11,000.

As of October 31, 2025, the company had $144,425 of debt forgiven.

The Company has $54,602 due to related parties as of the filing date of this quarterly report on Form 10-Q.

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

There were 3,632,750 shares of common stock issued and outstanding as of October 31, 2025.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	October 31, 2025	January 31, 2025
Federal income tax benefit attributable to:
Current operations	$(10,700)	$(19,054)
Less : change in valuation allowance	10,700	19,054
Net provision for Federal income taxes	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31, 2025	January 31, 2025

Net operating loss carryover	$8,354	$5,789
Valuation allowance	(8,354)	(5,789)
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $50,951 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Three Months Ended October 31, 2025:

During the three and nine months ended October 31, 2025, we have not generated any revenues.

Our net (loss)/gain for the three and nine months ended October 31, 2025 was ($30,305) and $39,781. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During the three and nine months ended October 31, 2024, we have not generated any revenues.

Our net loss for the three and nine months ended October 31, 2024 was $2,806 and $24,682. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of October 31, 2025, our total assets were $27,455 consisting of Bank Account, Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Accounts Payable	$898
Interest Payable	–
Total Current Liabilities	898
Long term Liabilities
Due to Related Parties	54,602
Promissory Note	–
Total Long term Liabilities	54,602
Total Liabilities	$55,500

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended October 31, 2025, net cash flows used in operating activities was $98,494 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,781
Debt forgiveness	(144,425)
Accumulated amortization	6,150
CASH FLOWS USED IN OPERATING ACTIVITIES	$(98,494)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of October 31, 2025.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended October 31, 2025, we generated $99,555 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
From Related Parties	$99,555
Interest payable	–
Capital Stock	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$99,555

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing might not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we might not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 10, 2022 ended October 31, 2025that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

December 8, 2025		Rapid Line Inc.

	By:	/s/ Richard Chiang
Richard Chiang, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

