Form 10-K
period 2026-01-31
Rapid Line Inc.
filed 2026-05-13
CIK 1910975

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-56569

RAPID LINE INC.

(Exact name of registrant as specified in its charter)

Wyoming	98-1646802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 S. Roop Street #1915

Carson City, NV 89702

(Address of principal executive office)

Registrant’s telephone number, including area code: 415-841-3570

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0-.

As of May 11, 2026, there were 3,632,750 shares of the registrant’s common stock outstanding.

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

ii

PART I

Item 1. Description of Business

General Information About Our Company

Rapid Line Inc. (“we,” “us,” “our,” or the “Company”) is a development-stage company formed to commence operations in the online education sector. We were incorporated under the laws of the state of Wyoming on January 10, 2022.

Development Stage and Current Status

We are currently in the development stage and have not yet generated any revenue. To date, our operations have consisted primarily of organization, business planning, and the initial development of our proprietary mobile application, “KIDWIN.”

The KIDWIN mobile application was previously available for download on both the Google Play Store and the Apple App Store. However, the Company has made the strategic decision to temporarily remove the application from both platforms to re-evaluate its features, market positioning, and overall go-to-market strategy. The Company has temporarily suspended active operations of the application pending the completion of this re-evaluation.

Management is currently reviewing the status of the KIDWIN mobile application to determine whether the Company will continue to support and maintain the application or, alternatively, whether the asset should be considered impaired. A final decision has not yet been made. The outcome of this review will depend on the Company’s ability to secure additional financing, market conditions, and management’s strategic assessment of the application’s long-term viability.

Prior Availability

The KIDWIN mobile application was originally launched and made publicly available to users on the following platforms:

•	Google Play Store – Previously available at https://play.google.com/store/apps/details?id=com.kidwin
•	Apple App Store – Previously available at https://apps.apple.com/app/kid-win/id1607338471

The application is not currently available on either platform. The Company cannot predict when or if the application will be re-listed.

Our Business Opportunity

We intend to offer play-based studying that addresses the educational and personal development of children from 7 to 16 years old through purposeful quizzes. Our online service is intended to provide a high-quality, fundamental, comprehensive additional education through the KIDWIN application. We plan to offer our services to children and their parents in Poland and, in the future, in other European countries in different languages.

Our future consumers will require a mobile phone and internet connection to use our services. Our education app is designed to develop the knowledge of our young consumers primarily in the school program according to their age and grade in the following 10 subjects: Astronomy; Biology; Chemistry; Geography; History; Informatics; Logics; Mathematics; Physics; Religious studies.

Corporate Status

The Company is a development-stage company with a specific business plan in the online education sector. The Company is not a shell company as defined in Rule 12b-2 of the Exchange Act and Rule 405 of the Securities Act. As noted in SEC Release No. 33-8869, Footnote 172, a start-up company with a limited operating history pursuing an identified business plan does not meet the definition of a shell company.

Our mailing office is located at 1111 S. Roop Street #1915, Carson City, NV 89702.

Recent Change in Control

Effective August 22, 2025, the Company effectuated a change in control of Rapid Line, Inc., a Wyoming corporation (the “Company”). On such date, pursuant to a stock purchase agreement (the “Change-in-Control Agreement”), Nova Aura Limited acquired 2,500,000 shares of the Company’s common stock (the “Acquired Shares”) from Jiang Jian, the former officer and director, and controlling shareholder of the Company. The Acquired Shares represent approximately 68.82% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. Thibault Reichelt is a director of Nova Aura Limited. With the acquisition of the Acquired Shares, Nova Aura Limited became the majority control shareholder of the Company.The total consideration paid by Nova Aura Limited for the Acquired Shares was $586,473 in cash, the source of which was corporate funds.

In conjunction with the Change-in-Control Agreements, on August 21, 2025, Jiang Jian appointed Richard Chiang as Director of the Company and on August 22, 2025, Jiang Jian resigned as President, sole director, CEO, CFO and Secretary of the Company, and subsequently, Nova Aura Limited elected Richard Chiang to the additional titles of President, CEO, CFO, Secretary, Treasurer and Chairman of the Board of Directors. There was not a change in the business plan of our company associated with the change in control. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

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

Item 2. Properties.

Currently, we own no property. Our mailed address office is located at 1111 S. Roop Street, #1915, Carson City, NV 89702 and is provided by sole director and officer, Richard Chiang at no charge. We have been actively seeking new office space but have not been able to identify a suitable location.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The trading symbol for our common stock is “RPDL.” However, our common stock only trades on a very limited basis on OTC Markets.

Registered Holders of our Common Stock

As of May 11, 2026, there were approximately 37 record owners of our common stock.

Dividends

We have never declared or paid cash dividends on its common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2026, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended January 31, 2026, we did not repurchase any shares of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rapid Line Inc. (the “Company,”“we,”“us,” or “our”) is a development stage company incorporated in the State of Wyoming. We have developed a mobile application and website platform designed to connect service providers with consumers. As of January 31, 2026, we have not generated any revenues from our operations and continue to rely on financing from related and third parties to fund our activities. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes thereto for the fiscal year ended January 31, 2026. Our fiscal year ends on January 31 of each year.

Recent Change in Control

Effective August 22, 2025, there occurred a change in control of our company. On such date, pursuant to a Stock Purchase Agreement (the “Change in Control Agreement”), Nova Aura Limited acquired 2,500,000 shares of our common stock (the “Acquired Shares”) from Jiang Jian. The Acquired Shares represent approximately 68.82% of the outstanding shares of our common stock and constitute voting control of our company. The total consideration paid by Nova Aura Limited for the Acquired Shares was $586,473 in cash from internal funds.

In conjunction with the Change in Control Agreement:

•	On August 21, 2025, Jiang Jian, as sole director, appointed Richard Chiang as a director of the Company.
•	On August 22, 2025, Jiang Jian resigned as President, Sole Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company.
•	Also on August 22, 2025, Nova Aura Limited, as the majority shareholder, elected Richard Chiang to serve as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board of Directors.

Other than the ongoing strategic re-evaluation of the KIDWIN mobile application described below, there has been no material change to the Company’s business plan as a result of the change in control. See Item 1. Description of Business and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Current Status and Strategic Re-Evaluation of Our Mobile Application

Our primary asset is the proprietary KIDWIN mobile application. The application was previously available for download on both the Google Play Store and the Apple App Store. However, management has made the strategic decision to temporarily remove the application from both platforms to re-evaluate its features, market positioning, and overall go-to-market strategy. The Company has temporarily suspended active operations of the application pending the completion of this re-evaluation.

Management is currently reviewing the status of the KIDWIN mobile application to determine whether the Company will continue to support and maintain the application or, alternatively, whether the asset should be considered impaired or abandoned. A final decision has not yet been made. The outcome of this review will depend on the Company’s ability to secure additional financing, market conditions, and management’s strategic assessment of the application’s long-term viability. There is no assurance that the application will ever be re-listed on app stores or generate revenue.

Results of Operations

Year Ended January 31, 2026 Compared to Year Ended January 31, 2025

The following table summarizes our results of operations for the fiscal years ended January 31, 2026 and January 31, 2025:

	Year Ended January 31, 2026	Year Ended January 31, 2025
Revenues	$-0-	$-0-
General and Administrative Expenses	$145,097	$27,488
Other Income – Debt Forgiveness	$144,425	$-0-
Net Income (Loss)	$(672)	$(27,488)

Revenue

We did not generate any revenues during the fiscal years ended January 31, 2026 or January 31, 2025. We remain in the development stage and have not yet commenced generating revenue from our principal business operations. We continue to develop our mobile application and website platform and are working toward commercialization.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended January 31, 2026 were $ 145,097, compared to $ 27,565 for the fiscal year ended January 31, 2025, representing an increase of approximately $111,532, or approximately 426%. The significant increase was primarily attributable to consulting fees of $81,453 (including $49,503 in consulting services provided by Tech Associates Inc.), professional fees of $40,500 (including audit, legal, accounting, and EDGAR/XBRL filing fees), transfer agent fees of $4,041, OTC market fees of $7,500, and advertising and promotion costs of $749. These costs reflect the Company’s increased compliance, reporting, and operational activities during the fiscal year as we advanced the development of our platform and maintained our status as an SEC-reporting issuer.

Debt Forgiveness

During the fiscal year ended January 31, 2026, we recognized debt forgiveness of $144,425. The debt forgiveness resulted from the settlement and forgiveness of previously outstanding obligations, including the Director Loan of $46,890, the Promissory Note of $41,000, and accrued interest payable of $12,480 that were outstanding as of January 31, 2025. No comparable transaction was recorded in the prior fiscal year ended January 31, 2025.

Net Income (Loss)

As a result of the foregoing, we recorded net income of $145,097 for the fiscal year ended January 31, 2026, compared to a net loss of $27,565 for the fiscal year ended January 31, 2025. The net income in the current fiscal year was driven entirely by the non-cash debt forgiveness and is not indicative of operating profitability.

Income Taxes

We recorded no provision for income taxes for the fiscal year ended January 31, 2026 or January 31, 2025. Due to our history of net operating losses, we have established a full valuation allowance against all deferred tax assets. As of January 31, 2026, we have accumulated net operating loss carry forwards of approximately $30,470, which may be available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code.

Liquidity and Capital Resources

The following table summarizes our financial position as of January 31, 2026 and January 31, 2025:

	January 31, 2026	January 31, 2025
Cash	$19,081	$36
Total Assets	$45,438	$32,541
Total Liabilities	$111,886	$100,370
Total Stockholders’ Equity (Deficit)	$(68,498)	$(67,828)
Accumulated Deficit	$(235,829)	$(90,733)

Cash and Cash Equivalents

As of January 31, 2026, we had cash and cash equivalents of $19,081, compared to $36 as of January 31, 2025. The significant improvement in cash position was due to financing activities, primarily advances from a related third party. Notwithstanding our current cash balance, our ability to sustain operations is dependent on our continued ability to obtain financing.

Operating Activities

For the twelve months ended January 31, 2026, net cash used in operating activities was $146,683, primarily reflecting our net loss adjusted for non-cash items including accumulated amortization of $8,198. Increases in accounts payable partially offset cash outflows. We continue to use cash primarily to fund general and administrative expenses.

Financing Activities

For the twelve months ended January 31, 2026, net cash provided by financing activities was $165,728, consisting entirely of advances received from related parties. As of January 31, 2026, amounts due to third parties totaled $109,192. These advances are unsecured, and repayment terms have not been formally established. We have relied on these advances as our primary source of capital since inception.

Total Liabilities and Stockholders’ Equity (Deficit)

As of January 31, 2026, total liabilities were $111,886, compared to $100,370 as of January 31, 2025. The increase was primarily driven by additional amounts due to a third party, partially offset by the forgiveness of the Director Loan, Promissory Note, and accrued interest payable during the year.

Total stockholders’ deficit was $(68,498) as of January 31, 2026, compared to a deficit of $(67,828) as of January 31, 2025.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As reflected in our financial statements, we have not generated any revenues since inception, have an accumulated deficit of $68,498 as of January 31, 2026, and continue to be dependent upon financing from related and third parties to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address this uncertainty include seeking to generate revenues from our mobile application and website platform, pursuing additional equity or debt financing, and managing operating costs. However, there can be no assurance that we will be successful in executing these plans. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of January 31, 2026, we did not have any off-balance sheet arrangements, as defined under applicable SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets – Mobile Application and Website Development

We capitalize costs incurred in the development of our mobile application and website platform. As of January 31, 2026, capitalized development costs totaled $41,000, with accumulated amortization of $16,746, resulting in net intangible assets of $ 24,254. We amortize these assets on a straight-line basis over their estimated useful lives. We assess the recoverability of these assets periodically and record impairment losses when warranted.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have established a full valuation allowance against all deferred tax assets as we believe it is more likely than not that such assets will not be realized.

Recent Developments

We continue to evaluate the development of our mobile application and website platform. Management is pursuing strategic opportunities to generate potential revenue and expand the Company’s operational footprint. We have 3,632,750 shares of common stock issued and outstanding as of January 31, 2026, with 75,000,000 shares authorized at a par value of $0.0001 per share.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including the capitalized mobile application, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Given that the KIDWIN mobile application is not currently operational and is under review for potential abandonment, management has initiated an impairment assessment. Any impairment charge could be material to the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of January 31, 2025. Our Chief Executive Officer concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable. The Company’s independent registered public accounting firm is located in Los Angeles, California, United States, which is not a foreign jurisdiction. Accordingly, the Public Company Accounting Oversight Board (PCAOB) has not determined that it is unable to inspect or investigate the Company’s auditor completely, and the Company is not a “covered issuer” under the Holding Foreign Companies Accountable Act.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

Directors of the corporation are elected by the stockholders to a term of one (1) year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serve until a successor is duly appointed and qualified, or until removed from office.

The Board of Directors currently consists of a single director, Richard Chiang. As a result, the Board has no separate nominating, auditing, or compensation committees. The full Board performs the functions that would otherwise be delegated to such committees.

The Company has not adopted a formal code of ethics because, as a development-stage company with a single executive officer and director, management believes that the cost of maintaining such a code outweighs the benefits at this time. The Company intends to adopt a code of ethics in the future if and when it expands its operations and board size.

Our executive officer and director, his name, age, positions, and service dates as of the date of this Annual Report are as follows

Name	Age	Position(s)	Served Since	Term Expires
Richard Chiang	55	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Sole Director	August 22, 2025	Next Annual Meeting of Stockholders

Richard Chiang, 55, is the President of Tech Associates Inc., a financial consulting and advisory firm he has led since 2012. He is the Chief Financial Officer and a director of Rafex Gold Corp, an alternative reporting company on OTC Markets.. Mr. Chiang has held senior leadership positions at Lehman Brothers, Wedbush Securities, Roth Capital Partners LLC, and Bear, Stearns & Co. Inc., managing institutional and high net worth assets. Mr. Chiang has served in principal officer and director positions, assisting multiple corporate entities in becoming publicly traded and executing domestic and international merger and acquisition transactions. He has previously held FINRA Series 7, 24, 63, and NASAA Series 65 licenses.

From 2017 to 2023, he served as a FINRA arbitrator. Mr. Chiang holds a B.S. from the University of California, Berkeley, Haas School of Business and a degree from the Goldman School of Public Policy.

Consulting Agreement

The Company has entered into a consulting agreement with Tech Associates Inc., an entity controlled by Mr. Chiang, to provide ongoing management and advisory services to the Company. The consulting agreement was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2025.

Legal Proceedings

To the best of management’s knowledge, there are no material legal proceedings to which Mr. Chiang is a party, and there have been no criminal convictions, bankruptcies, or SEC sanctions involving Mr. Chiang during the past ten (10) years that would be required to be disclosed under Item 401(f) of Regulation S-K.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Other Directorships

During the past five (5) years, Mr. Chiang has not served as a director of any other company required to report to the SEC, other than as described above.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert because the Company’s Board of Directors consists of a single director, and the Company believes that the cost of retaining a financial expert at this stage of its development outweighs the benefits. The Board intends to appoint an audit committee financial expert if and when the Company expands its board size and operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than ten percent (10%) of the Company’s common stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely upon a review of copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and ten-percent stockholders were complied with during the fiscal year ended January 31, 2026.

Code of Ethics

The Company has not adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller, as the Company is a development-stage company with a single executive officer and director. The Company intends to adopt a code of ethics in the future if and when it expands its operations and board size.

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

In lieu of an Audit Committee, our sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our company’s financial statements and other services provided by our company’s independent public accountants. The sole director reviews our company’s internal accounting controls, practices and policies.

Insider Trading Policy

We have not yet adopted insider trading policies and procedures. Although trading activity in the Company’s common stock has been limited, the Company intends to adopt insider trading policies. At such time , we intend to adopt insider trading policies governing the purchase, sale and other dispositions of the our company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive officers (“NEOs”) for each of the fiscal years listed.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended January 31, 2026 and January 31, 2025.

Name and Principal Position	Fiscal Year Ended 1/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Richard Chiang (1)	2026	–	–	–	–	–	–
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman	2025	N/A	N/A	N/A	N/A	N/A	N/A

Jiang Jian (2)	2026	–	–	–	–	–	–
Former Chief Executive Officer, President and Chief Financial Officer	2025	–	–	–	–	–	–

Wiktor Moroz	2025	–	–	–	–	–	–
Former Chief Executive Officer and Chief Financial Officer	2024	–	–	–	–	–	–

__________

(1) Mr. Chiang has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board since August 2025. No compensation was paid to Mr. Chiang in his capacity as an officer or director of the Company. Mr. Chiang provides technology consulting services to the Company through Tech Associates Inc. pursuant to an independent contractor arrangement; any fees paid under that arrangement are not included in the table above as they were not paid in his capacity as an officer or director.

(2) Mr. Jian served as Chief Executive Officer, President, and Chief Financial Officer from March 18, 2025 until August 2025.

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each named executive officer that were outstanding as of January 31, 2026.

Name	Grant Date	# Securities Underlying Unexercised Options (Exercisable)	# Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Richard Chiang	–	–	–	–	–

No equity awards have been granted to any named executive officer.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in his capacity as a director. Mr. Chiang does not receive any separate compensation for his service as a director or in any of his officer roles.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Item 402(x) Disclosure Regarding Option Award Timing

The Company does not maintain any equity compensation plans and did not grant any stock options, stock appreciation rights, or similar option-like instruments to any named executive officer during the fiscal year ended January 31, 2026.

Accordingly, the Company has not adopted specific policies or practices regarding the timing of option grants in relation to the disclosure of material nonpublic information under Item 402(x) of Regulation S-K.

During the fiscal year ended January 31, 2026, the Company did not grant any equity awards to any named executive officer during the period beginning four business days before and ending one business day after the filing or furnishing of a Current Report on Form 8-K, Quarterly Report on Form 10-Q, or Annual Report on Form 10-K that disclosed material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this Annual Report, the shareholdings of (i) each person owning beneficially 5% or more of our Company’s outstanding common stock; (ii) each executive officer of the Company; and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his or her securities. Information relating to beneficial ownership of securities by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Except as disclosed herein, we do not have any outstanding options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Rapid Line Inc., 1111 S. Roop Street, #1915, Carson City, NV 89702.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Nova Aura Limited (3) Majority Controlling Shareholder	Common Stock	2,500,000	68.82%
Richard Chiang (4) President, CEO, CFO, Secretary, Treasurer and Chairman	Common Stock	–	–
All Officers and Directors as a Group (1 person)	Common Stock	–	–

__________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power to the shares of the Company’s common stock.

(2) Based on 3,632,750 shares of common stock issued and outstanding as of the date of this Annual Report.

(3) Nova Aura Limited is a company incorporated in the Republic of the Marshall Islands. The address of Nova Aura Limited is Trust Company Complex, Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960. Nova Aura Limited acquired its 2,500,000 shares of common stock, representing approximately 68.82% of the issued and outstanding shares of the Company, pursuant to a private transfer from Jiang Jian, the Company’s former officer and director.

(4) Richard Chiang has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board since August 2025. Mr. Chiang does not own, directly or indirectly, any shares of the Company’s common stock, and no options or other equity awards have been granted to Mr. Chiang.

Equity Compensation Plan Information

We do not currently have any equity compensation plans in effect. No options, warrants, or other equity-based awards are outstanding as of the date of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions since the beginning of our last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Recent Change in Control

During the fiscal year ended January 31, 2026, a change in control of the Company occurred. Jiang Jian, the Company’s former Chief Executive Officer, President, Chief Financial Officer, and director, transferred his 2,500,000 shares of common stock of the Company (representing approximately 68.82% of the issued and outstanding shares) to Nova Aura Limited, a company incorporated in the Republic of the Marshall Islands. As a result of this transfer, Nova Aura Limited became the majority controlling shareholder of the Company. Concurrent with this change in ownership, Richard Chiang was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board in August 2025, succeeding Mr. Jian in all officer and director roles. There was no change in the business plan of the Company associated with the change in control. See Item 1. Description of Business.

Sale of Common Stock

In January 2022, the Company issued 2,500,000 shares of its common stock to Wiktor Moroz, the Company’s former sole director and officer, in consideration of services provided on behalf of the Company. Those shares were valued at $250 in the aggregate. This founding issuance is disclosed for historical context as it represents the origin of the shares subsequently transferred through the chain of title described above. No shares of common stock were issued or sold by the Company during the fiscal year ended January 31, 2026.

Related Party Transactions — Advances from Third Parties

During the fiscal years ended January 31, 2026 and January 31, 2025, the Company received advances from related third parties to fund its operations. As of January 31, 2026, the total amount due to third parties was $109,192, compared to nil as of January 31, 2025. These advances are unsecured and no formal repayment terms have been established. During the fiscal year, certain previously outstanding obligations — including a Director Loan of $46,890, a Promissory Note of $41,000, and accrued interest payable of $12,480 — were forgiven, resulting in the recognition of debt forgiveness of $143,327.

Independent Contractor Arrangement

Richard Chiang, the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board, provides consulting services to the Company through Tech Associates Inc. pursuant to an independent contractor arrangement. During the fiscal year ended January 31, 2026, the Company paid $81,453 in consulting fees to Tech Associates Inc. under this arrangement. No compensation was paid to Mr. Chiang in his capacity as an officer or director.

Director Independence

Our common stock is quoted on the OTC Markets Group (Pink) under the symbol “RPDL.” We are not listed on a national securities exchange and are therefore not subject to the corporate governance listing standards of any such exchange. For reference purposes, we evaluate director independence using the standards applied by the NASDAQ Global Market. Our sole director, Richard Chiang, currently serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board. Under the NASDAQ independence standards adopted for reference purposes, Mr. Chiang does not qualify as an independent director given his executive officer roles with the Company. Accordingly, we do not currently have an independent director on our Board.

We intend to recruit independent directors as our business develops and as resources permit.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Set forth below is a summary of certain fees paid to our Independent Registered Public Accounting Firm, DylanFloyd Accounting & Consulting, for services rendered during the fiscal years ended January 31, 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$15,300	$19,500
Tax Fees	–	–
All Other Fees	–	–
Total	$15,300	$19,500

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

		The following are filed as part of this Annual Report:

		The Financial Statements of Rapid Line Inc. at January 31, 2026 and 2025, and for each of the two fiscal years ended January 31, 2026 and 2025, respectively, together with the reports of the Independent Registered Public Accounting Firms, are set forth beginning on page F-1of this Annual Report.

	(2)	Not applicable.

	(3)	Exhibits

Exhibit No.	Description
31.1 #	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 #	Certification of the Company’s Principal Executive Officer and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026.

RAPID LINE INC.

By:	/s/ Richard Chiang
Richard Chiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 13, 2026.

Signature	Title

/s/ Richard Chiang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman
Richard Chiang	Principal Financial Officer and Principal Accounting Officer and Sole Director

INDEX TO FINANCIAL STATEMENTS

RAPID LINE INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Rapid Line Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rapid Line Inc. (the "Company") as of January 31, 2026 and 2025, the related statements of operations, changes in stockholders' deficit, for each of the two years in the period ended January 31, 2026 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025 and the results of its operations and its cash flows for each of the two years ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $235,830 and a negative cash flow from operations amounting to $145,097 for the period ended January 31, 2026. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/ DylanFloyd Accounting & Consulting

PCAOB # 6235

We have served as the Company’s auditor since 2023.

Newhall, California

May 11, 2026

RAPID LINE INC.

BALANCE SHEETS

	January 31,	January 31,
	2026	2025
	(Audited)	(Audited)
ASSETS
Current Assets
Bank Account	$19,081	$36
Prepaid Expenses	53	53
Total Current Assets	19,134	89

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(16,746)	(8,548)
Total Non-Current Intangible Assets	24,254	32,452

Total Assets	$43,388	$32,541

LIABILITIES
Current Liabilities
Accounts Payable/Accrued Liabilities	$2,694	$–
Interest Payable	–	12,480
Total Current Liabilities	2,694	12,480

Long term Liabilities
Director Loan	–	46,890
Due to Third Party	109,192	–
Promissory Note	–	41,000
Total Long term Liabilities	109,192	87,890

Total Liabilities	111,886	100,370

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding January 31, 2026 and January 31, 2025 respectively;	364	364
Additional paid-in-capital	166,967	22,542
Accumulated deficit	(235,830)	(90,733)
Total Stockholders’ Equity	(68,498)	(67,828)

Total Liabilities and Stockholders’ Equity	$43,388	$32,541

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF OPERATIONS

	Twelve	Twelve
	Months	Months
	Ended	Ended
	January 31, 2026	January 31, 2025

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	145,097	27,565

TOTAL OPERATING EXPENSES	145,097	27,565

Other income/debt forgiveness	–	–

NET INCOME (LOSS) FROM OPERATIONS	(145,097)	(27,565)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(145,097)	$(27,565)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2026& JANUARY 31, 2025

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Adjustments to Additional Paid-In Capital	–	–	144,425	–	144,425

Net income for the year ending January 31, 2026	–	–	–	(145,097)	(145,097)

Balance, January 31, 2026	3,632,750	$364	$166,967	$(235,830)	$(68,498)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2024	3,632,750	$364	$22,542	$(63,168)	$(40,263)

Net income for the year ending January 31, 2025	–	–	–	(27,565)	(27,565)

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months
	Ended	Ended
	January 31, 2026	January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(145,097)	$(27,565)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Debt forgiveness	–	–
Interest Payable	(12,480)	4100
Accumulated amortization	8,198	(8,200)
Increase/Decrease related to Prepaid Expenses	–	–
Increase in accounts payable	2,694	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(146,683)	(31,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties	165,728	–
Related parties Loans	–	27,245
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	165,728	27,245

Net increase in cash and equivalents	19,045	(4,416)
Cash and equivalents at beginning of the period	36	4,452
Cash and equivalents at end of the period	$19,081	$36

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

RAPID LINE INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2026 AND JANUARY 31, 2025

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

RAPID LINE INC. (referred to as the “Company”, “we”, “our”) is a development stage company formed to commence operations concerned with online education. We were incorporated under the laws of the State of Wyoming on January 10, 2022. Since our formation, we have been engaged in the business of the development, marketing and business process analysis, problem solving and general business services. We have purchased a website and a working prototype of an online services mobile platform application known as “KIDWIN”.

Our principal executive and business office is located at 1111 S. Roop Street, #1915, Carson City, NV 89702.

During the fiscal year ended January 31, 2026, the Company underwent a change in control. Jiang Jian, who had served as President, Chief Executive Officer, Chief Financial Officer, and sole director since March 18, 2025, transferred his 2,500,000 shares of the Company’s common stock to Nova Aura Limited, a company incorporated in the Republic of the Marshall Islands. Concurrent with this share transfer, Richard Chiang was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board in August 2025. As of January 31, 2026, the Company had an accumulated deficit of $235,830 and has not generated revenues from operations.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $235,830 as of January 31, 2026. The Company incurred a net loss of $145,097 for the year and this is not indicative of operating profitability. The Company has not generated any revenues from operations and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year-end is January 31.

Revenue

In accordance with ASC 606, revenue is measured based on consideration specified with a customer and recognized when the Company satisfies the performance obligation specified with the customer. During the years ended January 31, 2026 and January 31, 2025, the Company did not generate any revenue.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to their short-term nature, the carrying values of cash, amounts due to third parties, and accounts payable approximated fair value at January 31, 2026 and January 31, 2025.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable, or refundable for the period.

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

The Company’s income tax returns are subject to review and examination by federal, state, and local governmental authorities. As of January 31, 2026, our January 31, 2025 tax return was open to examination with federal, state, and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

Long-Lived Assets – Intangible Assets

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2026 and January 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2026 and January 31, 2025, there were no differences between the Company’s comprehensive income (loss) and net income (loss).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

Segment Reporting

Management has determined that the Company operates as a single operating and reportable segment in accordance with ASC Topic 280, Segment Reporting. The Company’s chief operating decision maker (“CODM”), identified as the Chief Executive Officer, evaluates financial performance and allocates resources on a consolidated basis. The Company currently operates in a single line of business focused on the development of its KIDWIN mobile application and related online education platform. Substantially all of the Company’s assets are located in the United States and the Company has not generated revenue during the periods presented.

Note 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized at $0.0001 par value.

The following is a summary of the Company’s common stock issuances since inception:

On January 10, 2022, the Company issued 2,500,000 shares of common stock to its then-sole director and officer, Wiktor Moroz, for services rendered, valued at $250 in the aggregate ($0.0001 per share).

In July 2022, the Company issued 167,500 shares of common stock to several individuals at $0.02 per share for aggregate consideration of $3,350. There were 2,667,500 shares of common stock issued and outstanding as of July 31, 2022.

In October 2022, the Company issued 625,250 shares of common stock to several individuals at $0.02 per share for aggregate consideration of $12,505. There were 3,292,750 shares of common stock issued and outstanding as of October 31, 2022.

In January 2023, the Company issued 275,000 shares of common stock to several individuals at $0.02 per share for aggregate consideration of $5,500. There were 3,567,750 shares of common stock issued and outstanding as of January 31, 2023.

In April 2023, the Company issued 65,000 shares of common stock to several individuals at $0.02 per share for aggregate consideration of $1,300.

No shares of common stock were issued or sold during the fiscal years ended January 31, 2026 or January 31, 2025. There were 3,632,750 shares of common stock issued and outstanding as of January 31, 2026.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of January 31, 2026, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 – INTANGIBLE ASSETS

As of January 31, 2026, the Company’s only material asset is the KIDWIN mobile application and website platform, which has been capitalized as an intangible asset. The application is not currently generating revenue. Management has initiated an impairment assessment under ASC 360-10-35. While no final determination has been made, the asset may be partially or fully impaired. Any impairment charge will be recognized in the period of determination.

The Company purchased the website and mobile application for $41,000 and is amortizing the asset on a straight-line basis over its five-year estimated useful life, resulting in annual amortization of approximately $8,200.

Balances as of January 31, 2026 and January 31, 2025 are as follows:

	January 31, 2026	January 31, 2025
Intangible Assets Purchased	$41,000	$41,000
Accumulated Amortization	(16,746)	(8,548)
Net Book Value	$24,254	$32,452

Amortization expense recognized during the fiscal year ended January 31, 2026 was $8,198 (year ended January 31, 2025: $8,200). The net book value of the intangible asset as of January 31, 2026 was $24,254.

Note 7 – RELATED PARTY TRANSACTIONS

Change in Control and Management

Effective March 18, 2025, Jiang Jian acquired 2,500,000 shares of the Company’s common stock from Wiktor Moroz, pursuant to a stock purchase agreement, for total consideration of $362,315 in cash. In conjunction with this transaction, Wiktor Moroz resigned as Sole Director, CEO, CFO, and Secretary, and Jiang Jian was appointed as Sole Director, President, Chief Executive Officer, and Secretary.

In August 2025, Jiang Jian transferred his 2,500,000 shares to Nova Aura Limited, a company incorporated in the Republic of the Marshall Islands, and Richard Chiang was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Chairman of the Board of the Company. As of January 31, 2026, Richard Chiang serves as the Company’s sole officer and director.

Consulting Services – Tech Associates Inc.

Richard Chiang, the Company’s sole officer and director, provides technology consulting services to the Company through Tech Associates Inc. pursuant to an independent contractor arrangement. During the fiscal year ended January 31, 2026, the Company incurred consulting fees of $81,453 payable to Tech Associates Inc.. As of January 31, 2026, amounts due to related third parties totaled $109,192, which includes unpaid consulting fees and advances made on behalf of the Company. These amounts are unsecured and no formal repayment terms have been established.

Related Party Loan

Our majority control shareholder Nova Aura Limited provides us with ongoing financial support and as of January 31, 2026, there is $109,000 owed to Nova Aura Limited, this loan facilitates ongoing business operations and covers expenses as a public company.

Debt Forgiveness

During the fiscal year ended January 31, 2026, certain previously outstanding obligations of the Company were forgiven. The forgiven amounts include: (i) a Director Loan from Wiktor Moroz of $46,890; (ii) a Promissory Note of $41,000; and (iii) accrued interest payable of $12,480. In addition, other obligations totaling $42,957 were forgiven during the period. Total debt forgiveness of $143,327 was recognized as Additional Paid-In Capital (APIC) during the fiscal year ended January 31, 2026. The Company also recognized $1,098 of additional APIC during the period, resulting in total increase to APIC of $144,425 as reflected in the statement of stockholders’ equity.

Prior Year Related Party Activity

During the fiscal year ended January 31, 2025, Wiktor Moroz, the then-sole director and officer, paid $46,890 for operating expenses on behalf of the Company. These amounts were recorded as a Director Loan, were unsecured and non-interest bearing with no set terms of repayment, and were subsequently forgiven during the fiscal year ended January 31, 2026 as described above.

Note 8 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

As of January 31, 2026, the Company had accumulated net operating loss carry forwards of approximately $91,404 that may be available to reduce future years’ taxable income, subject to applicable limitations, in varying amounts through 2046. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended January 31, 2026 and January 31, 2025 is as follows:

	Year Ended January 31, 2026			Year Ended January 31, 2025
	Amount ($)%			Amount ($)%
Federal statutory income tax benefit attributable to current operations	$(30,470)	(21.0%	)	$(5,789)	(21.0%	)
Change in valuation allowance	30,470	21.0%		5,789	21.0%
Net provision for federal income taxes	$–	0.0%		$–	0.0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

Deferred tax asset attributable to:	January 31, 2026	January 31, 2025
Net operating loss carryover	$30,470	$19,054
Less: valuation allowance	(30,470)	(19,054)
Net deferred tax asset	$–	$–

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on this assessment, management has established a full valuation allowance against all deferred tax assets relating to net operating losses because it is more likely than not that such deferred tax assets will not be realized.

The Company had no unrecognized tax benefits as of January 31, 2026 or January 31, 2025. The Company’s tax years from inception through January 31, 2026 remain open to examination by federal, state, and local taxing authorities.

The Company did not pay any federal, state, or foreign income taxes during the years ended January 31, 2026 or January 31, 2025.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2026 through the date these financial statements were issued and has determined that there are no material subsequent events required to be disclosed in these financial statements.

