Form 10-Q
period 2026-04-30
Rapid Line Inc.
filed 2026-06-01
CIK 1910975

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At April 30, 2026, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAPID LINE INC.

BALANCE SHEETS

(Unaudited)

	April 30,	January 31,
	2026	2026

ASSETS
Current Assets
Bank Account	$16,387	$19,081
Prepaid Expenses	53	53
Total Current Assets	16,440	19,134

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Depreciation	(18,798)	(16,748)
Total Non-Current Intangible Assets	22,202	24,252

Total Assets	$38,642	$43,386

LIABILITIES
Current Liabilities
Accounts Payable/Accrued Liabilities	$449	$2,694
Total Current Liabilities	449	2,694

Long term Liabilities
Due to Third Party	155,992	109,192
Total Long term Liabilities	155,992	109,192

Total Liabilities	156,441	111,886

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	364	364
Additional paid-in-capital	166,967	166,967
Accumulated deficit	(285,129)	(235,830)
Total Stockholders’ Equity	(117,799)	(68,500)

Total Liabilities and Stockholders’ Equity	$38,642	$43,386

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025 (Proforma)

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	49,299	16,448

TOTAL OPERATING EXPENSES	49,299	16,448

Other income/debt forgiveness	–	–

NET INCOME (LOSS) FROM OPERATIONS	(49,299)	(16,448)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(49,299)	$(16,448)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2026	3,632,750	$364	$166,967	$(235,830)	$(68,500)

Net income for the period of three months ending April 30, 2026	–	–	–	(49,299)	(49,299)

Balance, April 30, 2026	3,632,750	$364	$166,967	$(285,129)	$(117,799)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Net income for the period of three months ending April 30, 2025	–	–	–	(16,448)	(16,448)

Balance, April 30, 2025 (Proforma)	3,632,750	$364	$22,542	$(107,181)	$(84,276)

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30, 2026	Three Months Ended April 30, 2025 (Proforma)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,299)	$(16,448)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	2,050	2,050
Increase in accounts payable	(2,245)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(49,494)	(14,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties	46,800	–
Related parties Loans	–	14,362
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,800	14,362

Net increase in cash and equivalents	(2,694)	(36)
Cash and equivalents at beginning of the period	19,081	36
Cash and equivalents at end of the period	$16,387	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF THREE MONTHS ENDED APRIL 30, 2026

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

Our executive and business office is located at 1111 South Roop Street, Unit 1915, Carson City, NV 89702.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had stockholders’ equity of $(117,799) at April 30, 2026. The Company had no revenues during the three months ended April 30, 2026. Since its inception, the Company has never generated any revenues and, unless it obtains capital, is not expected to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is January 31.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended January 31, 2026. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the period ended April 30, 2026, we have not generated any revenue.

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

As of April 30, 2026 the company’s accumulated amortization was $18,798.

Interest Payable Note

All interest owed pursuant to loans were forgiven during the year ended January 31, 2026. As of April 30, 2026, the Company had no interest payable.

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

As of April 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of January 31, 2026, all loans from the Company’s prior sole officer and director, Wiktor Moroz, had been forgiven by Mr. Moroz, in the total amount of $114,731. Further, during the same year, Jiang Jian, the Company’s former sole officer and director has forgiven all outstanding debt due to him for expenses incurred by the Company which at July 31, 2025 was $11,000.

As of April 30, 2026, the company had no additional debt forgiven.

The Company has $155,992 due to related parties as of the filing date of this quarterly report on Form 10-Q.

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

In January of 2023, the Company issued 275,000 common shares to few individuals at $0.02 per share in consideration of $5,500.

In April of 2023, the Company issued 65,000 common shares to few individuals at $0.02 per share in consideration of $1,300.

There were 3,632,750 shares of common stock issued and outstanding as of April 30, 2026.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2026	April 30, 2025

Federal income tax benefit attributable to:
Current operations	$(10,353)	$(3,454)
Less : change in valuation allowance	10,353	3,454
Net provision for Federal income taxes	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2026	January 31, 2026

Net operating loss carryover	$(59,877)	$(49,524)
Valuation allowance	59,877	49,524
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $59,877 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “August,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what April occurs in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three Months Ended April 30, 2026:

During the three ended April 30, 2026, we have not generated any revenues.

Our net (loss)/gain for the three ended April 30, 2026, were nil. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of April 30, 2026, our total assets were $38,642 consisting of Bank Account, Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Accounts Payable/Accrued Liabilities	$449
Interest Payable	–
Total Current Liabilities	449

Long term Liabilities
Director Loan	–
Due to Third Party	155,992
Promissory Note	–
Total Long term Liabilities	155,992

Total Liabilities	$156,441

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended October 31, 2025, net cash flows used in operating activities was $98,494 consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(49,299)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	2,050
Increase in accounts payable	(2,245)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(49,494)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of April 30, 2026.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For three months ended April 30, 2026, we generated $46,800 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
From Related Parties	$46,800
Interest payable	–
Capital Stock	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$46,800

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized, and reported within the required time periods. There has been no change in our internal control over financial reporting during the period from January 10, 2022 (inception) through April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

June 1, 2026		Rapid Line Inc.

	By:	/s/ Richard Chiang
Richard Chiang, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

