Form 10-Q
period 2026-07-31
Rapid Line Inc.
filed 2026-09-14
CIK 1910975

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.0001 per share

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

At September 14, 2026, the number of shares of the Registrant’s common stock outstanding was 3,632,750.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAPID LINE INC.

BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2026	2026

ASSETS
Current Assets
Bank Account	$8,692	$19,081
Prepaid Expenses	53	53
Total Current Assets	8,745	19,134

Non- Current Intangible Assets
Mobile Application and Website Development	41,000	41,000
Accumulated Amortization	(20,848)	(16,748)
Total Non-Current Intangible Assets	20,152	24,252

Total Assets	$28,898	$43,386

LIABILITIES
Current Liabilities
Accounts Payable/Accrued Liabilities	$1,347	$2,694
Interest Payable	–	–
Total Current Liabilities	1,347	2,694

Long term Liabilities
Director Loan	–	–
Due to Third Party	188,249	109,192
Promissory Note	–	–
Total Long-term Liabilities	188,249	109,192

Total Liabilities	189,596	111,886

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,632,750 shares issued and outstanding as of July 31, 2026 and January 31, 2026 respectively	364	364
Additional paid-in-capital	166,967	166,967
Accumulated deficit	(328,028)	(235,830)
Total Stockholders’ Equity	(160,698)	(68,500)

Total Liabilities and Stockholders’ Equity	$28,898	$43,386

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	July 31, 2026	April 30, 2026	April 30, 2025	July 31, 2025

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	42,900	92,199	28,197	44,645

TOTAL OPERATING EXPENSES	42,900	92,199	28,197	44,645

Other income/debt forgiveness	–	–	–	114,731

NET INCOME (LOSS) FROM OPERATIONS	(42,900)	(92,199)	(28,197)	70,086

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(42,900)	$(92,199)	$(28,197)	$70,086

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,632,750	3,632,750	3,632,750	3,632,750

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2026	3,632,750	$364	$166,967	$(235,830)	$(68,500)

Net income for the period of three months ending April 30, 2026	–	–	–	(49,299)	(49,299)

Balance, April 30, 2026	3,632,750	$364	$166,967	$(285,129)	$(117,799)

Net income for the period of three months ending July 31, 2026	–	–	–	(42,900)	(42,900)

Balance, July 31, 2026	3,632,750	$364	$166,967	$(328,028)	$(160,698)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Deficit

Balance, January 31, 2025	3,632,750	$364	$22,542	$(90,733)	$(67,828)

Net income for the period ending April 30, 2025	–	–	–	98,283	98,283

Balance, April 30, 2025	3,632,750	$364	$22,542	$7,550	$30,456

Net income for the period ending July 31, 2025	–	–	–	(28,197)	(28,197)

Balance, July 31, 2025	3,632,750	$364	$22,542	$(20,647)	$2,258

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31, 2026	July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(92,199)	$70,086
Adjustment to reconcile net income (loss) to cash provided by operating activities
Debt forgiveness	–	–
Accumulated amortization	4,100	4,100
Increase/Decrease related to Prepaid Expenses	–	–
Increase in accounts payable	(1,347)	13,500
Decrease in interest payable	–	(12,480)
CASH FLOWS USED IN OPERATING ACTIVITIES	(89,446)	75,206

CASH FLOWS FROM FINANCING ACTIVITIES
Related Parties	79,057	–
Related parties Loans	–	(75,243)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	79,057	(75,243)

Net increase in cash and equivalents	(10,389)	(36)
Cash and equivalents at beginning of the period	19,081	36
Cash and equivalents at end of the period	$8,692	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

RAPID LINE INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF THREE MONTHS ENDED JULY 31, 2026

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Rapid Line Inc. (the “Company”) is a development-stage company incorporated under the laws of the State of Wyoming on January 10, 2022. The Company was initially formed to engage in the development, marketing and provision of business process analysis, problem-solving and general business services. The Company has not generated revenues since inception and is currently evaluating opportunities to commence operations and develop its business plan.

Our executive and business office is located at 1111 South Roop Street, Unit 1915, Carson City, NV 89702.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had stockholders’ equity of $(160,698) at July 31, 2026. The Company had no revenues during the three months ended July 31, 2026. Since its inception, the Company has never generated any revenues and, unless it obtains capital, is not expected to generate any revenues for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period ended July 31, 2026, we have not generated any revenue.

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

As of July 31, 2026, the company’s accumulated amortization was $20,848.

Interest Payable Note

All interest owed pursuant to loans were forgiven during the year ended January 31, 2026. As of July 31, 2026, the Company had no interest payable.

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

As of July 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – RELATED PARTY TRANSACTIONS AND ADVANCES

The Company has $188,249 due to related parties as of the filing date of this quarterly report on Form 10-Q.

The $188,249 is owed to our controlling shareholder, Nova Aura Limited. The amount represents loans made to fund the Company’s operating expenses. The loans bear no interest, have no maturity date and are unsecured. There are currently no formal repayment terms as of the date of this Quarterly Report on Form 10-Q.

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

There were 3,632,750 shares of common stock issued and outstanding as of July 31, 2026.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	July 31, 2026	July 31, 2025
Federal income tax benefit attributable to:
Current operations	$(9,009)	$(3,454)
Less: change in valuation allowance	9,009	3,454
Net provision for Federal income taxes	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31, 2026	January 31, 2026

Net operating loss carryover	$(68,886)	$(49,524)
Valuation allowance	68,886	49,524
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $68,886 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – CHANGE IN CONTROL

On March 18, 2025, Jiang Jian acquired 2,500,000 shares of the Company’s common stock from Wiktor Moroz for $362,315 in cash, representing approximately 68.82% of the Company’s outstanding common stock and voting control of the Company. In connection with the transaction, Mr. Moroz resigned as the Company’s Sole Director and officer, and Mr. Jiang was appointed as the Company’s Sole Director and President, Chief Executive Officer and Secretary.On August 22, 2025, Nova Aura Limited acquired 2,500,000 shares of the Company’s common stock from Jiang Jian for $586,473 in cash, representing approximately 68.82% of the Company’s outstanding common stock and voting control of the Company. In connection with the transaction, Mr. Jiang resigned as the Company’s officer and director, and Richard Chiang was appointed as the Company’s Sole Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary.

NOTE 9 – FORGIVENESS OF DEBT

Effective August 22, 2025, in connection with the change in control described in Note 8, Jiang Jian, the Company’s former Sole Director and officer, forgave all amounts owed to him by the Company, totaling $11,000, including principal and accrued interest.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with FASB ASC Topic 855, Subsequent Events, through the date these unaudited condensed financial statements were available to be issued and has determined that, except as described below, there were no material subsequent events requiring recognition or disclosure.

Unusual Market Activity

Subsequent to July 31, 2026, the Company’s common stock experienced a significant increase in market price and trading activity, increasing from below approximately $0.20 per share to approximately $2.00 per share within approximately 48 hours and subsequently to approximately $3.67 per share as of August 25, 2026 and as of early September the stock had declined significantly back to $0.12 per share.

The Company is not aware of any material change in its business, operations, financial condition or prospects, or any other corporate development, that would account for the magnitude of the increase. The Company has not participated in, directed or otherwise caused the trading activity and is not aware of the identity or intentions of the persons or entities involved.

Management notified the Financial Industry Regulatory Authority (“FINRA”) of the unusual market activity and will cooperate with any reasonable requests from applicable regulatory authorities. The Company is not aware of any determination by FINRA or any other regulatory authority regarding the cause of the trading activity.

The Company cannot predict the future trading price or volume of its common stock, and there can be no assurance that the recent increase will be sustained. The Company’s common stock may experience significant volatility and may decline substantially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements regarding our expectations, plans, objectives, future operations, financing activities and business prospects. These statements may be identified by words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “plan” and similar expressions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. We undertake no obligation to update any forward-looking statements except as required by law.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three Months Ended July 31, 2026

During the three months ended July 31, 2026, we have not generated any revenues.

Our net (loss)/gain for the three ended July 31, 2026, were $(42,900). Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of July 31, 2026, our total assets were $28,898 consisting of Bank Account, Mobile Application and Website Development and Accumulated amortization and Prepaid Expenses and Issuances of Common Shares.

Current Liabilities
Accounts Payable/Accrued Liabilities	$1,347
Interest Payable	–
Total Current Liabilities	1,347

Long term Liabilities
Director Loan	–
Due to Third Party	188,249
Promissory Note	–
Total Long term Liabilities	188,249

Total Liabilities	$189,596

Recent Market Activity

Subsequent to July 31, 2026, the Company’s common stock experienced a significant increase in market price and trading volume. The market price increased from below approximately $0.20 per share to approximately $2.00 per share within approximately 48 hours and subsequently to approximately $3.67 per share as of August 25, 2026 and as of early September the stock had declined significantly back to $0.12 per share. Management is not aware of any material corporate development that would account for the magnitude of this increase.

The Company has not participated in, directed or otherwise caused the trading activity and is not aware of the identity or intentions of the persons or entities involved. Management notified FINRA of the unusual market activity. The Company cannot predict the future trading price or trading volume of its common stock, and the market price may experience significant volatility.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended July 31, 2026, net cash flows used in operating activities was $(89,446) consisting of:

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(92,199)
Adjustment to reconcile net income (loss) to cash provided by operating activities
Accumulated amortization	4,100
Increase in accounts payable	(1,347)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(89,446)

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of July 31, 2026.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended July 31, 2026, we generated $79,057 consisting of:

CASH FLOWS FROM FINANCING ACTIVITIES
From Related Parties	$79,057
Interest payable	–
Capital Stock	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$79,057

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

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

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized, and reported within the required time periods. There has been no change in our internal control over financial reporting during our current quarterly period to July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

September 14, 2026		Rapid Line Inc.

	By:	/s/ Richard Chiang
Richard Chiang, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Sole Director

